Form 10QSB
period 1996-04-30
MARK FOUR RESOURCES INC /DE/
filed 1996-07-09
CIK 847389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20540

                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended April 30, 1996 or


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To ____________

                      ECOLOGY PURE AIR INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                     33-27625                    76-0265439
         --------                     --------                    ----------
(State of Incorporation)        (Commission File No.)            (IRS Employer
                                                             identification No.)


                        45 Rockefeller Plaza, Suite 2000
                            New York, New York 10111

Registrant's telephone number: (212) 957-3952

                            MARK FOUR RESOURCES, INC.
                            -------------------------
                   (Former Name, if changed since last report)


Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     (1)       Yes                    No   X
                                     -----               ----
                     (2)       Yes     X              No
                                     -----               ----

              As of June 15, 1996, there were 25,100,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:

                                Yes           No   X
                                    ----         -----

                      ECOLOGY PURE AIR INTERNATIONAL, INC.

                                      INDEX

PART I          FINANCIAL INFORMATION                                      PAGE

                Item 1.          Consolidated Balance Sheet                 1
                                 at April 30, 1996 (Unaudited)
                                 and July 31, 1995

                                 Consolidated Statement of Operations       2
                                 and Deficit for the three months ended
                                 April 30, 1996 and 1995 (Unaudited)

                                 Consolidated Statement of Operations       3
                                 and Deficit for the nine months ended
                                 April 30, 1996 and 1995 (Unaudited)

                                 Consolidated Statement of                  4
                                 Change in Financial Position
                                 for the nine months ended
                                 April 30, 1996 (Unaudited)

                                 Notes to Interim Consolidated              5
                                 Financial Statements

               Item 2.           Management's Discussion and                8
                                 Analysis of Financial Condition
                                 and Results of Operations

PART II        OTHER INFORMATION

               Item 1.           Legal Proceedings                          12

               Item 2.           Changes in Securities                      12

               Item 3.           Defaults Upon Senior Securities            13

               Item 4.           Submission of Matters to a Vote
                                 of Security Holders                        13

               Item 5.           Other Events                               13

               Item 6.           Exhibits and Reports on Form 8-K           13

                              INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                                [in U.S. dollars]

                                ECOLOGY PURE AIR
                               INTERNATIONAL, INC.
                      [formerly Mark Four Resources, Inc.]
                                    Unaudited

                                 April 30, 1996

Ecology Pure Air International, Inc.
[formerly Mark Four Resources, Inc.]


                       INTERIM CONSOLIDATED BALANCE SHEET

As at April 30                                                       Unaudited



                                                                                         July 31,
                                                                          1996             1995
                                                                            $                $
- -----------------------------------------------------------------------------------------------------
                                                                             [in U.S. dollars]
ASSETS
Current

Cash and short term investments                                      4,237,559              8,044
Prepaid expenses                                                         4,000                 --
- -----------------------------------------------------------------------------------------------------
                                                                     4,241,559              8,044
- -----------------------------------------------------------------------------------------------------
Deferred charges                                                       100,000                 --
Fixed assets                                                            70,352             59,079
- -----------------------------------------------------------------------------------------------------
                                                                     4,411,911             67,123
=====================================================================================================

LIABILITIES, SHARE CAPITAL AND DEFICIT
Current
Accounts payable and accrued charges                                   641,522            369,554
Due to related parties                                               1,119,636          1,607,987
Note payable                                                           324,990                 --
Bank loan                                                              500,000                 --
- -----------------------------------------------------------------------------------------------------
Total current liabilities                                            2,586,148          1,977,541
- -----------------------------------------------------------------------------------------------------

Share capital and deficit
Capital stock
   Authorized (see note 4 [b])
     35,000,000 common shares, par value $.001
     5,000,000 preferred shares of which 3,600,000 have
       been designated as Series A convertible preferred voting shares, par value $.001, each share convertible into 30 common shares
   Issued                                                               29,825              4,000
Contributed surplus                                                  5,383,217            319,750
Subscriptions receivable                                                    --             (8,000)
Deficit                                                             (3,587,279)        (2,226,168)
- -----------------------------------------------------------------------------------------------------
Total share capital and deficit                                      1,825,763         (1,910,418)
- -----------------------------------------------------------------------------------------------------
                                                                     4,411,911             67,123
=====================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.
[formerly Mark Four Resources, Inc.]


            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


Three months ended April 30                                           Unaudited


                                                                          1996               1995
                                                                            $                  $
- -----------------------------------------------------------------------------------------------------
                                                                            [in U.S. dollars]
EXPENSES
Depreciation and amortization                                              315                778
Automotive                                                               6,650              7,908
Interest and bank charges                                                2,222                 49
Public relations                                                        28,643                 --
Insurance                                                                7,121              8,894
Legal and professional                                                  86,051             11,280
Office and miscellaneous                                                53,747             (6,223)
Rent                                                                    39,629             12,648
Research and development                                               129,390            278,489
Wages and benefits                                                     431,412             38,555
Travel and promotion                                                    82,148             95,952
Prototype and testing                                                   17,427             49,854
- -----------------------------------------------------------------------------------------------------
Loss for period                                                        884,755            498,184
=====================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.
[formerly Mark Four Resources, Inc.]


            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


Nine months ended April 30                                            Unaudited


                                                                          1996               1995
                                                                            $                  $
- -----------------------------------------------------------------------------------------------------
                                                                            [in U.S. dollars]
EXPENSES
Depreciation and amortization                                            3,112              3,039
Automotive                                                              19,527             17,653
Interest and bank charges                                                7,569                 56
Public relations                                                        44,666                 --
Insurance                                                               15,921             13,680
Legal and professional                                                 200,457             13,370
Office and miscellaneous                                               114,728             (1,673)
Rent                                                                   160,267             27,648
Research and development                                               143,831            546,086
Wages and benefits                                                     574,246            117,638
Travel and promotion                                                   371,086            101,660
Prototype and testing                                                   30,144            176,179
- -----------------------------------------------------------------------------------------------------
Loss for period                                                      1,685,554          1,015,336
=====================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.
[formerly Mark Four Resources, Inc.]


         INTERIM CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


Nine months ended April 30                                            Unaudited




                                                                          1996              1995
                                                                            $                  $
- -----------------------------------------------------------------------------------------------------
                                                                            [in U.S. dollars]
OPERATING ACTIVITIES
Loss for the period                                                 (1,685,554)        (1,015,336)
Add items not involving cash                                             3,112            237,189
Changes in components of working capital                              (206,648)           382,142
- -----------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (1,889,090)          (396,005)
- -----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                               (14,385)           (28,221)
- -----------------------------------------------------------------------------------------------------
Cash used in investing activities                                      (14,385)           (28,221)
- -----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in loans receivable                                                --            424,170
Issue of common shares                                               4,900,000                 --
Issue of notes payable                                                 824,990                 --
Collection of share subscription receivable                              8,000                 --
Payment of deferred financing fee                                     (100,000)                --
Increase in bank loan                                                  500,000                 --
- -----------------------------------------------------------------------------------------------------
Cash provided by financing activities                                6,132,990            424,170
- -----------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                          4,229,515                (56)
Cash, beginning of period                                                8,044                115
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             4,237,559                 59
=====================================================================================================

Represented by
Short term investments                                               4,192,689                 --
Cash                                                                    44,870              8,044
- -----------------------------------------------------------------------------------------------------
                                                                     4,237,559              8,044
=====================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.
[formerly Mark Four Resources, Inc.]

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                [in U.S. dollars]

April 30, 1996                                                        Unaudited





1. BASIS OF PRESENTATION

The unaudited interim financial statements presented herein have been prepared by management in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X (as amended by Regulation S-B). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments consisting only of normal recurring accruals, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

On November 17, 1995, Ecology Pure Air International, Inc. [formerly Mark Four Resources, Inc.] ["International"] entered into a series of transactions [the "Transactions"], whereby International obtained the worldwide manufacturing and distribution rights to the CEM Catalyst Technology ["Technology"] and control of International was transferred to a group of individuals herein referred to as the "Founders". Prior to the Transactions, the Canadian manufacturing and distribution rights to the Technology were held by E.P.A. Enterprises Inc., a public company incorporated in Canada ["Enterprises"], the remaining worldwide manufacturing rights to the Technology were held by Ecology Pure Air International Inc., a company incorporated in Indiana ["Manufacturing"], and the worldwide distribution rights were held by Rotello Technology and Marketing Inc., a company incorporated in Barbados ["Rotello"]. The Founders have acquired from Rotello the technology owned by Rotello. Certain of the Founders own 100% of Manufacturing and certain other of the Founders control the Board of Directors of Enterprises. Each of Rotello, Enterprises and Manufacturing have participated directly in the development of the Technology, with Enterprises and Manufacturing also contributing financial support through a series of advances and loans to Rotello.

Prior to the Transactions, International was a public shell company. The transfer of Rotello's technology rights to International has been accounted for as a reverse takeover of International by the Founders. Therefore, the transfer has been reflected in the proforma condensed financial information as a capital transaction with the technology transferred recorded at its carrying value of nil prior to the Transactions.

Given the relationship between certain of the Founders and Manufacturing, the assets, liabilities and equity of Manufacturing have been combined on a retroactive basis with International using their carrying values, in a manner similar to a pooling of interests. All assets, liabilities, capital stock, deficit, revenues and expenses for periods prior to November 17, 1995, represent the consolidated assets, liabilities, capital stock, deficit, revenues and expenses of International and Manufacturing as if the companies had always been combined.

International will continue the development of CEM Catalyst Technology and other technologies. No significant revenues have been earned to date from technologies under development International's ability to realize the carrying value of its assets and discharge its liabilities is dependent on successfully bringing its new technologies to the market and achieving future profitable operations, the outcome of which cannot be predicted at this time. It will be necessary for International to obtain additional financing in the coming year, in order to fund the continuing development of its technologies.

2. THE TRANSACTIONS

During the nine month period ended April 30, 1996, the company completed the following transactions:

[a] Rotello sold the exclusive worldwide rights [excluding Canada] to market, sell and manufacture the Technology to a group of individuals [the" Founders]" for debt consideration plus an annual royalty of 3.5% of the net worldwide sales of products manufactured under the agreement.

      The Founders then assigned the rights and royalty obligation of the above agreement to International in exchange for 3,000,000 preferred shares and 18,000,000 warrants to purchase common shares. Each preferred share is convertible into thirty common shares and has voting rights equal to thirty common shares ["Preferred Shares"]. The warrants are exercisable into common shares of the company at a price of $3.334 per share on or prior to September 30, 1997 ["Warrants"].

[b] Concurrently, the company exchanged 600,000 common shares of International for all of the outstanding shares of Manufacturing as held by certain of the Founders. In conjunction with the purchase, International entered into employment contracts with the Manufacturing shareholders which provided for the issuance of 1,125,000 common shares and options to purchase 15,000,000 common shares at $1.667 per share on or before November 17, 2000.

[c] As consideration for consulting services rendered in connection with the above transactions, International issued 12,000,000 common shares, 600,000 Preferred Shares and 6,000,000 Warrants to certain consultants. These consulting services and the compensation arrangements with certain of the Founders have been recorded as compensation expense at the par value of International shares.

[d] International received $824,990 of advances under 6% convertible promissory notes payable to Main Square. Notes payable totaling $500,000 were converted into 2,000,000 common shares of International. The balance of the advances due to Main Square are convertible into common shares at $.91667 per share.

[e] The company has entered into an arrangement agreement to purchase all of the outstanding shares of Enterprises and its wholly owned subsidiaries, Trendset Worldwide Engineering Corp. and Ecology Pure Air Systems, Inc. in exchange for 12,411,672 common shares and 12,411,672 Warrants of International. Completion of this transaction is subject to regulatory approval.


3. PRIVATE PLACEMENT

On March 26, 1996, the company completed a private placement of 6,600,000 common shares at $.9167 per share for net proceeds of $4,900,000. Commissions paid include 10% of gross proceeds plus 600,000 common shares.

4. SUBSEQUENT EVENTS

      [a]The acquisition of Enterprises and its wholly-owned subsidiaries received approval of the shareholders of Enterprises on February 23, 1996. The British Columbia Supreme Court was scheduled to rule on the fairness of the transaction on May 6, 1996. The Court has reserved ruling on this matter and has rescheduled another hearing for July 16, 1996.

(b) On June 18, 1996, the company filed a Certificate of Amendment of the Certificate of Incorporation in order to:

        (i) change the name of the company to Ecology Pure Air International, Inc.;

       (ii) increase the authorized common shares from 35,000,000 to 100,000,000 with a par value of $.001 per share and;

      (iii) effect a 3 for 1 reverse stock split for common shares.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Background

         From its inception in 1988 through November, 1995, Mark Four Resources, Inc. (the "Company") engaged in no active business operations other than to seek to enter into strategic business combinations that would capitalize on its status as a public company. In November, 1995, the Company completed certain acquisition transactions described below, that resulted in a change of the business and in the control of the Company.

         Business Transactions

         On November 17, 1995, the Company secured and entered into agreements regarding the acquisition of the worldwide rights to manufacture, sell and distribute the Combustion Efficiency Management Catalyst (the "C.E.M. Catalyst")
- -- a pre-combustion device intended for the purpose of reducing the emission of pollutants in automobiles, motorcycles, lawn mowers and other vehicles and machinery, all as more fully described in the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on November 27, 1995 (the "Form 8-K") which is incorporated herein by reference. Furthermore, as a result of the Company issuing shares of its Common Stock, Preferred Stock and warrants to acquire Common Stock as consideration for such acquisitions, the Company underwent a change in control as more fully set forth in the Form 8-K.

         Subsequent to the quarter ended April 30, 1996, the Company effected certain corporate changes including an increase in the authorized common stock, a three for one reverse stock split of the issued and outstanding common stock and a corporate name change as discussed in Note 4 of the Notes to Interim Consolidated Financial Statements under Item 1. The discussion below and the information contained in this Report do not give effect to these corporate changes which occurred on June 18, 1996.

             Acquisition of the C.E.M. Catalyst Manufacturing Rights

         The Company acquired the exclusive right to manufacture the C.E.M. Catalyst by acquiring all of the outstanding shares of capital stock of E.P.A. Manufacturing, Inc. (f/k/a Ecology Pure Air International, Inc.), an Indiana corporation ("EPA Manufacturing") pursuant to a Stock Purchase Agreement by and among the Company, Teodosio Pangia and Gianni D'Alessandro (collectively, the stockholders of EPA Manufacturing) (the "Stock Purchase Agreement"). In accordance with the Stock Purchase Agreement, the Company acquired all of the outstanding shares of stock of EPA Manufacturing in exchange for 600,000 Common Shares of the Company. Messrs. Pangia and D'Alessandro, being the sole stockholders of EPA Manufacturing, each received 300,000 Common Shares as a result of this transaction. Messrs. Pangia and D'Alessandro are both currently principal stockholders, officers and directors of the Company.

         EPA Manufacturing owns the rights to manufacture the C.E.M. Catalyst and certain C.E.M. Catalyst inventories located in Elkhart, Indiana.

                  Acquisition of the Worldwide Marketing Rights
                    (Excluding Canada) to the C.E.M. Catalyst

         Additionally, on November 17, 1995, the Company acquired the worldwide rights (excluding Canada) to market, sell and distribute the C.E.M. Catalyst from a group of eleven individuals (such group, which includes members of the Company's current management as more fully described below, to be collectively referred to herein as the "EPA Founders"), who had in turn acquired such rights from Rotello Technology and Marketing, Inc., ("Rotello"), the original developer of these technologies.

         As consideration for these rights, the Company issued to the EPA Founders an aggregate of 3,000,000 shares of Series A Convertible Voting Preferred Stock (the "Preferred Shares") and Common Stock Purchase Warrants (the "Warrants") to acquire 18,000,000 Shares of Common Stock. The Company also issued to a group of five investment banking consultants who were instrumental in arranging the transaction (collectively referred to herein as the "Consultants") an aggregate of 12,000,000 Shares of Common Stock, 600,000 Preferred Shares and Warrants to acquire an additional 6,000,000 Shares of Common Stock.

         Each Preferred Share is convertible into thirty (30) Shares of Common Stock in accordance with a Certificate of Designation of Terms of Preferred Stock approved by the Board of Directors of the Company and filed with the Secretary of State of the State of Delaware on November 15, 1995. The Warrants are exercisable at U.S. $3.334 per Share on or before September 30, 1997.

         In addition, the Company also agreed to pay a three and one half percent (3 1/2%) royalty on all sales of the C.E.M. Catalyst to Rotello in perpetuity.

               Agreement to Acquire Canadian Marketing Rights
                           to the C.E.M. Catalyst

         The Company completed its business transactions with regard to the C.E.M. Catalyst when, pursuant to an Arrangement Agreement dated November 17, 1995, it agreed to acquire the rights to market, sell and distribute the C.E.M. Catalyst in Canada by acquiring all of the outstanding shares of capital stock of E.P.A. Enterprises Inc., a British Columbia corporation ("Enterprises") in exchange for 12,411,672 Shares of Common Stock and Warrants to acquire an additional 12,411,672 Shares of Common Stock of the Company. Enterprises is the parent corporation of Ecology Pure Air Systems, Inc., an Ontario corporation ("EPA Systems") which owns the exclusive right to market and sell the emissions control technology developed by Rotello in Canada.

         The consummation of the transactions contemplated by the Arrangement Agreement was subject to obtaining (i) the approval of the shareholders of Enterprises, which approval was obtained on February 23, 1996 and (ii) the approval of the British Columbia Supreme Court as to the fairness of the entire transaction, which transaction was presented to the British Columbia Supreme Court on May 6, 1996. The Court reserved ruling and scheduled a further hearing on July 16, 1996. Although shareholder approval was obtained for the transaction, no closing thereon will occur until the fairness thereof is approved by the British Columbia Supreme Court. Although management of the Company is optimistic that such approvals will be forthcoming either on July 16, 1996, or shortly thereafter, there can be no assurance to this effect. Approval of this transaction by the shareholders was also conditioned upon the Company increasing its authorized common stock to a number sufficient to encompass the issuance of the Shares and Warrants under the Arrangement Agreement. Management undertook the steps necessary to increase its authorized common stock and such increase occured at the end of the second calendar quarter of 1996. Upon consummation of the transactions as contemplated by the Arrangement Agreement, Enterprises and EPA Systems will become wholly-owned subsidiaries of the Company.

         Results of Operations

         For the quarter ended April 30, 1996, the Company remained in the development stage. During this quarter, management's efforts were substantially devoted toward organizational and management issues associated with, among other things: completion of the acquisitions that occurred on November 17, 1995; a continuing restructuring of management and personnel responsibilities in view of the recent change in the nature and scope of the Company's business; organizing and conducting the shareholder meeting associated with the acquisition of Enterprises and preparation for the British Columbia Supreme Court reviews scheduled for May 6, 1996 and July 16, 1996; and developing a coordinated plan for financing the Company's initial and continued anticipated development activities.

         During the quarter, the Company also continued its fundamental efforts in connection with the further development and marketing of its core product, the C.E.M. Catalyst.

         For the quarter ended April 30, 1996, the Company incurred a net loss of $863,131. This compares to a net loss of $498,184 for the equalivent prior year quarter, restated to reflect the transactions that occurred on November 17, 1995 that have been accounted for as a pooling of interests.

         The Company's loss during the quarter is comprised entirely of operating and other expenses incurred in connection with the activities of the Company as they relate to the manufacture, sale and distribution of the C.E.M. Catalyst.

         Although product development and marketing activities were sustained, no revenues were realized by the Company during the quarter. Based upon its anticipated sales and marketing plans, management does not expect material revenues will be realized by the Company within the near term. Accordingly, it is likely that the Company's operating losses will continue, and that these losses may increase as the Company's manufacturing, marketing and sales efforts increase.

         Although the Company completed a private placement for net proceeds of $4,900,000 on March 26, 1996, the Company's capital resources still remain relatively limited. Without further significant infusions of capital from financing transactions or from operations, the Company's ability to remain in operation as a going concern for more than the next twelve months remains subject to doubt.

         Liquidity and Capital Resources

         Following its acquisition on November 17, 1995 of the rights to manufacture, market and sell the C.E.M. Catalyst, the Company's plan of operation for the next twelve months and thereafter is to: (i) conduct sufficient additional testing necessary to evidence validation of the properties of the C.E.M. Catalyst to certain regulatory agencies and for certain strategic potential customers; (ii) identify and establish customer relationships within the retrofit market on a global basis; in particular, (a) develop distribution and servicing arrangements within North American chains of automobile parts and service retailers and (b) develop strategic alliances in foreign markets, particularly Southeast Asia, with companies and/or governmental entities relating to the sale of the C.E.M. Catalyst on a wholesale basis; (iii) identify and establish customer relationships with manufacturers of internal combustion engine powered vehicles and/or machinery, including automobiles, motorcycles, lawn mowers and tractors, among others; (iv) develop consumer awareness by promoting the favorable environmental effects resulting from use of the C.E.M. Catalyst; (v) through lobbying and consumer awareness programs, encourage the adoption of policies by domestic and foreign governmental units which would require or provide incentives for the use of emission controlling devices; and
(vi) explore the adaptation of the C.E.M. Catalyst technology to other uses, particularly in the fuel refining process.

         The Company remains, however, in the development stage, and has continued to incur operating losses through the quarter ended April 30, 1996. However, as of April 30, 1996, the Company had a net worth of $1,825,763 which was primarily due to the infusion of capital of net proceeds of $4,900,000 from a private placement which was completed on March 26, 1996.

         In the absence of revenues, operating expenses will for the foreseeable future remain a significant draw upon the Company's liquidity and capital resources. For the quarter ended April 30, 1996, operating expenses were principally consumed by variable expenses, such as professional fees, business development, utility costs and travel and promotion. Rental expenses are expected to remain between $15,000 and $20,000 per month for the short term. The Company's only long-term commitments requiring the use of significant capital resources involves the employment of its executive officers. The Company has entered into long-term employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer. Each of these contracts requires the payment of approximately $350,000 per annum through December 1, 2000. In addition, the Company has entered into a long-term employment agreement with its Chief Financial Officer requiring the payment of approximately $250,000 per annum until December 1, 2000 and certain consulting agreements which require varying amounts of payment based upon the degree of services performed by the consultant.

         In order to achieve any of its strategic goals, the Company will need to significantly enhance its liquidity and capital resources. Since material revenues are not expected within the near term, the Company's principal short-term objective is to secure funding through financing transactions which may either involve the sale by the Company of debt or equity securities in private placement transactions. The proceeds from such transactions would likely permit the Company to more fully develop its manufacturing facilities, expand its base of inventories, parts and equipment, continue and expand its scope of scientific testing and research and development program, hire additional scientific personnel, as well as implementing its sales and marketing programs through, among other things, the development of targeted advertising and marketing programs and the hiring of marketing and sales personnel.

         The Company made significant progress in its efforts to enhance its liquidity and capital resources when on March 26, 1996 it completed a private placement transaction involving the sale of 6,600,000 shares of its common stock for total gross proceeds of approximately $5.5 million (net proceeds of $4.9 million) and is currently undertaking a private offering of its securities to raise an aggregate $15 million with such placement anticipated to be completed in July, 1996, although there can be no assurances to the raising of any capital or the completion of such offering. Additionally, the Company is currently contemplating other potential private placement offerings of its securities in order to raise additional capital and further enhance its near term liquidity. A longer-term inability to secure adequate sources of capital will likely subject the Company to the risk that it will be unable to continue its operations as a going concern.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of security Holders

                  None.

Item 5.           Other Events

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                          None

                  (b) Reports on Form 8-K

          On April 24, 1996, the Company filed Amendment No. 1 to its Current Report on Form 8-K, dated November 17, 1995 (Filed November 27, 1995) reporting the financial statements of the acquisitions which occurred on November 17, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                         ECOLOGY PURE AIR INTERNATIONAL, INC.


Date: June 28, 1996                       By: /s/ Teodosio Pangia
                                              -------------------------------
                                              Chief Executive Officer


                                         By: /s/ Paul Mazza
                                             --------------------------------
                                             Principal Accounting
                                             Officer