Form 10KSB40
period 1996-07-31
ECOLOGY PURE AIR INTERNATIONAL INC
filed 1996-12-09
CIK 847389

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     for the fiscal year ended July 31, 1996

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from ________________ __, ____
                         to ___________________ __, ____

                        Commission File Number: 33-27625

                      ECOLOGY PURE AIR INTERNATIONAL, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                  76-0265439
             --------                                  ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                              45 Rockefeller Plaza
                                   Suite 2000
                               New York, NY 10111
                               ------------------
                    (Address of Principal Executive Offices)

                    Issuer's telephone number: (800) 661-9774

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for the fiscal year ended July 31, 1996: $4,986,239.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 5, 1996, was approximately $18,667. See Footnote
(1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the Registrant's sole class of Common Stock as of December 5, 1996 was 44,366,896 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

------------------


(1) No public trading market for the Registrant's Common Stock has developed as of December 5, 1996 and the most recent private sale of the Registrant's Common Stock occurred more than 60 days prior to the date of this Report. Accordingly, the par value of the Registrant's Common Stock at the nominal price of $.001 per share has been utilized to determine market value for the purposes identified above. Furthermore, the information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

      The Company was incorporated as "Owl Investment Corp." on December 8,
1988 under the laws of the State of Delaware. The Company changed its name to Mark Four Resources, Inc. on September 14, 1989. The Company was formed for the purpose of implementing an initial public distribution of its stock, which occurred on April 18, 1989, and acquiring operating businesses thereafter. From its inception in 1988 through November, 1995, with the exception of a short-term venture that was discontinued in 1993, the Company engaged in no active business operations other than to attempt to identify business acquisitions that would capitalize on its status as a public company. Through a series of transactions in November 1995, the Company secured the worldwide manufacturing and marketing rights (exclusive of Canada) to the technologies and products relating to the Combustion Efficiency Management Catalyst (the "C.E.M. Catalyst") - a pre-combustion device intended for the purpose of reducing the emission of pollutants in automobiles, motorcycles, lawn mowers and other vehicles and machinery. The Company also entered into a Plan of Arrangement to acquire the company that has the Canadian marketing rights to the C.E.M. Catalyst. These transactions and the Plan of Arrangement, although it remains subject to completion, shall hereafter be referred to as the "Acquisition Transactions."

     In conjunction with a recapitalization of its Common Stock, on June 18, 1996, the Company changed its name to "Ecology Pure Air International, Inc." to better reflect the nature of its business operations. The recapitalization consisted of an increase in the number of shares authorized for issuance from 35 million to 100 million and a 1 for 3 reverse split of all outstanding shares as of June 18, 1996. Information in this Report relating to shares of the Company's Common Stock has been adjusted, as appropriate, to give effect to the stock split.

Description of the Acquisition Transactions

     Prior to November 1995, the manufacturing and marketing rights to the C.E.M. Catalyst technologies and products were segregated and owned by three difference companies. The purpose of the Acquisition Transactions that occurred in November 1995 was to consolidate these various rights into one holding company.

     The first component of the consolidation was completed on November 17, 1995 when the Company acquired all of the world wide marketing rights (exclusive of Canada) to the C.E.M. Catalyst in exchange for 3 million shares of Series A Convertible Voting Preferred Stock (the "Preferred Shares") and Common Stock Purchase Warrants (the "Warrants") to acquire 6 million shares of Common Stock. These rights were acquired from a group of eleven individuals (the "EPA Founders") who had in turn acquired such rights from Rotello Technology and Marketing, Inc. ("Rotello"), the original developer of these technologies. In this transaction, the Company also agreed to pay Rotello a 3.5% royalty on all future sales of the C.E.M. Catalyst.

    The Preferred Shares were each convertible into ten (10) shares of Common Stock and were subsequently converted by the EPA Founders into an aggregate of 30 million shares of Common Stock during the first quarter of fiscal 1997. The Warrants are exercisable at $10.00 per share on or before September 30, 1997.

     The second component of the consolidation was also completed on November 17, 1995 when the Company acquired the manufacturing rights to the C.E.M. Catalyst by acquiring all of the outstanding capital stock of E.P.A. Manufacturing, Inc., an Indiana company ("EPA Manufacturing") from Teodosio Pangia and Gianni D'Alessandro, two of the EPA Founders. These rights and the shares of EPA Manufacturing were acquired in exchange for 200,000 shares of the Company's Common Stock.

     The Acquisition Transactions resulted in a change of management and share control of the Company. The EPA Founders received 30,000,000 shares of Common Stock (including Preferred Shares converted to Common Stock) and 6,000,000 Warrants that (assuming the exercise of such Warrants) reflect 71.5% of the outstanding Common Stock of the Company. In addition, the Company issued to a group of five (5) investment banking consultants who were instrumental in arranging the Acquisition Transactions (collectively referred to as the "Consultants"), an aggregate of 4 million shares of Common Stock, 600,000 Preferred Shares (that have subsequently been converted into 6 million shares of Common Stock) and Warrants to purchase 2 million shares, which were subsequently surrendered to the Company in exchange for certain registration rights. See "ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

     The third component of the consolidation involved the planned acquisition of the Canadian marketing rights from EPA Enterprises Inc. ("Enterprises"), a British Columbia corporation whose shares were publicly traded on the Vancouver Stock Exchange through March 1995. Pursuant to a Plan of Arrangement dated November 17, 1995, the Company agreed to acquire all of the outstanding shares of Enterprises in exchange for 4,137,224 shares of the Company's Common Stock and Warrants to acquire 4,137,224 shares.

         Completion of the transactions contemplated within the Plan of Arrangement was subject to: (i) approval of the shareholders of Enterprises (which was secured on February 23, 1996); and (ii) approval of the British Columbia Supreme Court as to the fairness of the entire transaction (which was secured on July 24, 1996). Subsequently, an appeal was filed by one minority shareholder of Enterprises (the record owner of 1,000 of approximately 9.3 million shares outstanding). Effectiveness of the Plan of Arrangement has been delayed until management may either assess the impact, or otherwise dispose of, the outstanding appeal.

Description of Company Technology and Product

     The C.E.M. Catalyst is a canister-type device that is installed in the fuel line of an internal combustion engine. The device houses a proprietary combination of certain alloys, pellets and other catalytic materials (the "Catalysts") that are intended to cause a series of chemical reactions that would result in the alteration of the molecular composition of fuel as it passes through the canister. The raw materials used to manufacture the canister and which form the base components of the Catalysts are available in abundant supply.

     The C.E.M. Catalyst has been or will be adapted to a variety of shapes and sizes so that it can be installed in a number of combustion engine powered vehicles, including automobiles, motorcycles, lawn mowers and tractors and other farm equipment.

     Laboratory and other testing performed by or on behalf of the Company generally indicate that through these chemical reactions, the C.E.M. Catalyst offers the possibility of achieving a greater level of combustion and reduced levels of hydrocarbon, nitrogen oxide and carbon monoxide emissions.

     The development of the C.E.M. Catalyst evolved out of certain fuel treatment systems that were developed during World War II in order to enable the operation of British Hawker Hurricane aircraft on low grade, low octane fuel. The low octane gasoline was run over raw metals which caused a change in the chemical composition of the gasoline. Thus, permitting the operation of these aircraft with gasoline which, prior to such treatment, would have otherwise rendered the aircraft inoperable.

     Since 1993, laboratory and field testing have been undertaken in order to verify the chemical and operative properties of the C.E.M. Catalyst and to secure validation thereof from certain regulatory agencies.

  o In June 1995, tests completed by the Instituto Nacional de Ecologia of Mexico, Mexico's government regulated environmental testing laboratory, indicated that utilization of the C.E.M. Catalyst produced a 89% reduction in hydrocarbon emissions, a 10% reduction in nitrogen oxide emissions and a 21% reduction in carbon monoxide emissions.

  o Tests undertaken from April 1993 to May 1995 by California Environmental Engineering ("CEE"), an independent laboratory approved for testing by the California Air Resources Board ("CARB") indicated reductions in hydrocarbon emissions ranging from 5.5% to 48.2%, reductions in nitrogen oxide emissions ranging from 3.7% to 40.4% and reductions in carbon monoxide emissions from 23.5% to 58.4%. In conjunction with these findings, Enterprises was able to secure the issuance of CARB Executive Order D-337 permitting marketing of the C.E.M. Catalyst in California for all 1993 and older model year gasoline and diesel powered vehicles.

  o Following the issuance of Executive Order D-337, the Company sought to secure a formal order of accreditation from CARB that the C.E.M. Catalyst satisfied the clean air standards required for California motor vehicles. The Company and CEE were not, however able to timely satisfy certain of the protocols associated with this level of testing and CARB deemed the application process "abandoned" without finding.

  o Tests undertaken by Petronas Research and Scientific Services ("Petronas"), a vehicle emission testing laboratory of the National Petroleum Corporation of Malaysia, indicated a reduction in emission levels following the use of the C.E.M. Catalyst.

  o Other laboratory and field tests performed by and on behalf of the Company indicates that use of the C.E.M. Catalyst reduces the level of hydrocarbon, nitrogen oxide and carbon monoxide emissions.

     Although management is confident that laboratory and field testing have successfully evidenced the emission reducing properties of the C.E.M. Catalyst, further testing is being undertaken primarily to determine its suitability for commercial application and to secure validation of its properties from certain governmental and regulatory agencies. Wide scale commercialization of the C.E.M. Catalyst may not be realized until its emission reducing properties have been validated by certain governmental and regulatory agencies.

Intellectual Property Information

     The Company received patent protection (patent #5,524,594) on June 11, 1996 for the canister device which is connected to the fuel line, and includes an inlet and outlet separated by an internal chamber, which houses the Catalysts. The patent protection on the canister device, which does not include the composition of the Catalysts, will expire on June 11, 2013.

     The Company's technologies rely upon the design and function of a canister type configuration that houses the proprietary Catalysts. The composition of the Catalysts is proprietary to the Company and is protected by trade secrets.

     The Company has achieved trademark protection in Canada for certain of the marks it employs in connection with the C.E.M. Catalyst and has pending applications for others in Canada and the United States.

Sales and Marketing

     Having achieved substantial development of the technical and mechanical aspects of the C.E.M. Catalyst, management believes that the critical element in achieving commercial application thereof is to successfully implement the Company's strategic sales and marketing objectives. These sales and marketing objectives will initially focus on the Company's efforts to secure strategic marketing and sales alliances with domestic and foreign corporations, as well as the negotiation of sales and installation arrangements with chains of automobile parts and service retailers.

     Management anticipates that certain levels of sales may be achieved through purchasing by environmentally aware consumers and corporations that voluntarily seek to achieve reductions in automobile emissions. The major sales and marketing objectives of the Company, however, are to secure validation of the operative properties of the C.E.M. Catalyst from a domestic or foreign regulatory agency, which would in turn certify that the C.E.M. Catalyst satisfied certain levels of stringent automobile emissions standards. The C.E.M. Catalyst would then be strategically suited to achieve significant market penetration to the extent that such stringent automobile emissions standards were adopted or suggested by select regulatory agencies.

     Because of the more severe air pollution problems in the southern California region, in January 1994 Enterprises attempted to secure a formal order of accreditation from CARB that the C.E.M. Catalyst satisfied the clean air standards required for California motor vehicles. The Company and CEE were not, however, able to timely satisfy certain of the protocols associated with this level of testing and CARB deemed the application process "abandoned" without finding.

     Because of the significant pollution problems overseas, management has focused its initial marketing efforts in Southeast Asia, particularly in Malaysia. The Company's Malaysian marketing efforts will are being implemented by Tunku Mudzaffar bin Tunku Mustapha, a member of the Company's Board of Directors, as well as Chairman of Malaysian Canadian Development Corporation and Chairman of the Automobile Association of Malaysia. He will endeavor to establish to the satisfaction of regulatory agencies in Malaysia that the C.E.M. Catalyst reduces emissions to a level that complies with local regulations. By doing so, it is management's intention to negotiate agreements with Malaysian automobile service companies relating to the sale and installation of C.E.M. Catalysts.

     In North America, the Company is presently in discussions with certain automobile parts and service retail chains to establish agreements pursuant to which such retail chains would sell and install the C.E.M. Catalyst in automobiles presently in the market.

     Notwithstanding the continued technical refinements and further positive test results which appear to validate the chemical and other properties of the C.E.M. Catalyst, to date, neither the Company nor Enterprises have been able to achieve any commercial sales of the C.E.M. Catalyst.

     Although the Company has an exclusive sales agency agreement with Tunku Mudzaffar bin Tunku Mustapha for sales in Malaysia, Indonesia, Philippines, Thailand and Brunei, except for a sales agreement with Malaysia Canada Development Corporation executed on August 18, 1996, the Company has no sales agreements with any prospective customers at this time and only minimal inventories of product available for sale. The ability of the Company to implement its sales and marketing strategy will be largely dependent upon the Company's ability to secure the validation of the C.E.M. Catalyst from certain regulatory and governmental agencies and to generate sufficient capital from either operations or from financing transactions so as to enable the Company to maintain operations as a going concern. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

Competition

         Although it is aware of other precombustion emission control products and devices presently marketed by competitors, the Company believes that these products and devices have not achieved validation for significant emission reduction in stringent laboratory testing. The Company is aware that there are numerous entities which are larger than the Company and which are well established in markets relating to the manufacture of internal combustion engines and vehicles which may present competition to the Company in the form of other emission control devices and technologies. These competitors presently have, and will continue to have, substantially greater financial, marketing and personnel resources than the Company. To the extent that these competitors are pursuing or intend to pursue research and development in precombustion emissions controls, substantial competition with the Company could arise.

     The Company may also face competition from the implementation by regulatory agencies of the use of electric vehicles. However, although prototypes exist, the use of electric vehicles is currently not mandatory and, additionally, the California Air Resources Board has delayed the implementation of a mandatory program for the operation of certain electric vehicles until after the year 2003.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company leases a 10,000 square foot building in Elkhart, Indiana which is used to process the Catalysts and manufacture the C.E.M. Catalyst. As demand for the product justifies, automated manufacturing systems, and quality control and testing equipment will be purchased and an on-site laboratory will be established within this facility. The lease expires August 1998 and is at the rate of $2,500 per month.

     The Company's principal executive offices are located at 45 Rockefeller Plaza, Suite 2000, New York, New York 10111 and Trump Parc TRC, 106 Central Park South, Suite 19A, New York, New York 10111. The Company currently leases these offices for a one-year term expiring during 1996 at an aggregate cost of approximately $11,000 per month. In addition, to support the administrative functions of the Company, it also leases office space in Toronto, Canada on a month-to-month basis at a cost of approximately $2,400 per month. However, this office space will be vacated by December 31, 1996 and a new lease arrangement at a different location in Toronto, Canada will commence on January 1, 1997 with monthly rental payments of approximately $5,700.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not subject to any material legal proceedings, however, Enterprises is presently the subject of legal proceedings in connection with completion of the Plan of Arrangement (See "ITEM 1 - DESCRIPTION OF BUSINESS - Description of the Acquisition Transactions.") and certain of the Company directors and officers have been named in a third party claim brought by two former directors of Enterprises in connection with certain allegations regarding an alleged forged CARB accreditation letter. See "ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - Material Legal Proceedings involving certain Directors and Officers."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's Security Holders during the period covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public trading market for the Company's Common Stock. Management of the Company is currently undertaking the steps necessary to permit listing of its Common Stock on the OTC Bulletin Board which would, if achieved, permit members firms of the NASD to enter, update and display proprietary quotations in individual securities on a real time basis. There can be no assurances listing on the OTC Bulletin Board will occur, or if it occurs, whether a regular trading market for the Company's Common Stock will develop.

     The Company's Common Stock is presently not eligible for inclusion within The NASDAQ Stock Market by virtue of, among other things, the absence of trading in the Company's Common Stock and the level of stockholders' equity reflected within the Company's financial statements for the year ended July 31, 1996, made a part of this Report. It is the Company's intention to apply for inclusion of its securities within The NASDAQ Stock Market if and when all relevant listing criteria are satisfied, as to which there can be no assurances.

     As of the date of this Report, the Company had outstanding 44,366,896 shares of Common Stock. Of these shares, 413,274 are considered "free-trading" since either: (i) they were issued in the original distribution transaction that was covered by a Prospectus dated April 18, 1989; or (ii) they are freely saleable under Rule 144(k) promulgated under the Act since they are held by non-affiliates and were originally issued more than three (3) years prior to the date of this Report.

     30,200,000 of the shares were issued to the EPA Founders as of November 17, 1995 and are being treated as "restricted securities" issued pursuant to Rule 144 under the Act. In the future these shares may be sold without registration upon compliance with Rule 144. A person (including a group of persons whose shares are aggregated) who has satisfied a two year holding period for restricted securities, including an affiliate of the Company, may sell an amount of restricted securities up to one percent (1%) of the Company's outstanding Common Stock in each three (3) month period thereafter. Resales on this basis can commence on November 17, 1997. Persons who are not affiliated with the Company and who have owned restricted securities for at least three (3) years are not subject to the one percent (1%) limitation. Resales by affiliates retain the one percent (1%) limitation, notwithstanding their period of ownership. 25,700,000 of these shares are presently held by affiliates.

     2,200,000 of the shares were issued on March 26, 1996 in a private placement transaction to "Non-U.S. persons" pursuant to the terms of Regulation S, promulgated under the Act. These shares, following a one (1) year restricted period established within Regulation S, may be publicly resold as early as March 26, 1997.

     10,000,000 of the shares were issued on November 17, 1995 to the Consultants pursuant to the exemption under Regulation S. Although the appropriate restricted period for these shares lapsed on November 17, 1996, the Consultants have entered into an Agreement with the

Company, whereby they have agreed to certain restrictions on resale. The Agreement provides that for the period commencing November 22, 1996 and ending May 31, 1997, the Consultants may not dispose of any of their shares in the open market or in a public transaction. For the period commencing June 1, 1997 and ending May 31, 1998, each of the Consultants may only dispose of an amount equal to 50,000 shares per month. After May 31, 1998 there are no restrictions on resale. In consideration for agreeing to enter into this Agreement, the Company has agreed to use its best efforts to file a registration statement by no later than March 31, 1997 for the purpose of registering for resale the shares held by the Consultants.

     400,000 and 266,667 of the shares were issued pursuant to the exemption under Regulation S on November 17, 1995 and January 2, 1996, respectively, upon conversion of $824,990 of indebtedness of the Company owed to a third party. The restricted period for the 400,000 shares lapsed on November 17, 1996, and these shares are currently freely tradable and the restricted period on the 266,667 shares will lapse on January 2, 1997.

     The remaining 886,955 shares were issued on November 1, 1995 for services rendered and in exchange for advances received during the period from November 1990 to November 1994. Of these, 791,363 shares were issued to "Non-U.S. persons" and otherwise pursuant to the exemption under Regulation S. The remaining 95,592 shares are deemed restricted securities under Rule 144 with the relevant holding period commencing November 1, 1995. Although the "restricted period" for the 791,363 shares issued pursuant to Regulation S lapsed on November 1, 1996, all of these shares, plus additional 107,667 shares (of the 413,274 shares) for an aggregate of 899,030 shares are subject to certain restrictions on disposition pursuant to a Lock-Up Agreement with the Company, whereby the holders of the 899,030 shares have agreed not to dispose of these shares in an open market or public transaction until March 31, 1997. For the period commencing April 1, 1997 until January 31, 1998, the holders of these shares may only dispose of five percent (5%) of their individual holdings per month. After January 31, 1998 there are no restrictions on disposition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

Background

     The Company was initially incorporated on December 8, 1988 for the purpose of implementing an initial public distribution of its stock, which occurred on April 18, 1989, and thereafter to identify and acquire strategic operating businesses that would capitalize on its status as a public company. From its inception in 1988 through November 1995, with the exception of a short-term venture that was discontinued in 1993, the Company engaged in no active business operations other than to attempt to identify strategic acquisitions.

     Through the Acquisition Transactions that occurred on November 17, 1995, the Company: (i) secured the worldwide manufacturing and marketing rights (exclusive of Canada) to the technologies and products relating to the C.E.M. Catalyst; and (ii) entered into a Plan of Arrangement to acquire the stock of Enterprises which owned the Canadian marketing rights to the C.E.M. Catalyst.

     The Acquisition Transaction resulted in a change of management and share control of the Company whereby following the transactions, the Founders controlled approximately 75% of the outstanding stock of the Company. Accordingly, for financial reporting purposes the Acquisition Transactions have been accounted for as a reverse acquisition of the Company by the Founders and the transfer of the C.E.M. Catalyst technologies and rights have been reflected as a capital transaction with the technology transfer recorded at a nominal carrying value. Given the relationship between certain of the Founders and Manufacturing, the assets, liabilities, capital stock, deficits, revenues and expenses of Manufacturing, have been combined on a retroactive basis with those of the Company, in a manner similar to that of a pooling of interests.

Results of Operations

     During the fiscal year ended July 31, 1996, the Company incurred a net loss of approximately $2.8 million. Since during this period the Company remained a development stage company that realized no revenues, the losses consisted of the Company's operating expenses, which were primarily attributable to wages and benefits ($837,033); travel and promotion ($769,010); research and development ($337,680); rental ($219,704); accounting and legal ($171,628); and consulting fees ($162,863).

     Compared to its net losses of $816,103 for the fiscal year ended July 31, 1995 and $1,085,974 for the fiscal year ended July 31, 1994, the loss for the fiscal year ended July 31, 1996 reflects an increase of $2 million and $1.8 million, respectively.

     The increase in losses during the fiscal year ended July 31, 1996 reflects increases in a broad category of expenses, such as, wages and benefits, travel and promotion, rental, accounting and legal and consulting fees; in conjunction with a significant decrease in research and development expenses. Research and development, which had consumed expenses of $738,775 and $420,255 for the fiscal years ended July 31, 1995 and July 31, 1994, decreased to $337,680 for the fiscal year ended July 31, 1996. As testing continues to validate the emission reducing properties of the C.E.M. Catalyst, the Company continues to experience a shift in its operating expenses with a reduction in research and development and significant increases associated with the Company's marketing and sales program and administrative efforts associated with completion of the Acquisition Transactions and compliance with the reporting and other requirements associated with operation after November 17, 1995 as a public company.

     During the fiscal year ended July 31, 1996, the Company remained in the development stage and management's efforts were devoted toward the organizational and other issues associated with, among other things, completion of the Acquisition Transactions; a broad-based restructuring of management and personnel responsibilities associated with the Company's new strategic plan of operations; and developing a coordinated plan for financing the Company's development and marketing and sales efforts.

     Based upon anticipated sales and marketing plans, management does not expect that its level of operating expenses will decrease within the near term, pending the availability of adequate funding. Although management expects that revenues will be realized during fiscal 1997, it is unlikely that revenues will be realized during this period in an amount sufficient to offset operating expenses. Thus, losses will continue for the foreseeable future.

Liquidity and Capital Resources

     Through July 31, 1996, the Company's principal source of operating capital has been provided in the form of advances in the aggregate amount of approximately $1 million from Enterprises, net proceeds of $824,990 from the issuance of convertible debt and $4.8 million from the private placement of Common Stock during March 1996.

     At July 31, 1996, the Company had working capital of $374,723, an increase of approximately $2.3 million from the working capital deficit of $1,969,497 at July 31, 1995. This increase resulted primarily from the amount by which the proceeds from the March 1996 private placement exceeded losses incurred during the year, and is not expected to necessarily indicate a trend toward increasing working capital in similar percentages. The Company remains in the development stage and have not yet generated any revenues from operations. Until the Company can generate material revenues from its operations, management expects that its working capital balances will decrease significantly on a monthly basis.

     In the absence of revenues, operating expenses will for the foreseeable future remain a significant draw upon the Company's liquidity and capital resources. For the fiscal year ended July 31, 1996, operating expenses were principally consumed by variable expenses such as professional fees, business development, utility costs and travel and promotion. Rental expenses are expected to remain between $15,000 and $20,000 per month for the short term. The Company's only long term commitments requiring the use of significant capital resources involves the employment of its executive officers. The Company has entered into long term employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer. Each of these contracts requires the payment of approximately $350,000 per annum through December 1, 2000. In addition, the Company has entered into a long term employment agreement with its Chief Financial Officer requiring the payment of approximately $250,000 per annum until December 1, 2000, and certain consultant agreements which require varying payments based upon the degree of services performed by the consultant.

     In addition to its long term commitments, the Company will also be required to expend substantial resources within the next year to more fully develop its manufacturing facilities, expand its base of inventories, parts and equipment, continue and expand the scope of its laboratory and field testing, develop and conduct further research and development projects, employ additional scientific personnel and implement a sales and marketing program through, among other things, the development of targeted advertising and marketing programs and the hiring of sales and marketing personnel. Management estimates that, in the aggregate, it may be required to expend between $15,000,000 to $45,000,000, pending the availability of adequate capital resources, in order to accomplish these objectives.

     The Company's strategic plan of operation for the next twelve months and thereafter is to: (i) conduct sufficient additional testing necessary to evidence validation of the properties of the C.E.M. Catalyst to certain regulatory agencies and for certain strategic potential customers; (ii) identify and establish customer relationships within the retrofit market on a global basis; in particular, (a) develop distribution and servicing arrangements within North American chains of automobile parts and service retailers and (b) develop strategic alliances in foreign markets, particularly Southeast Asia, with companies and/or governmental entities relating to the sale of the C.E.M. Catalyst on a wholesale basis; (iii) identify and establish customer relationships with manufacturers of internal combustion engine powered vehicles and/or machinery, including automobiles, motorcycles, lawn mowers and tractors, among others; (iv) develop consumer awareness by promoting the favorable environmental effects resulting from use of the C.E.M. Catalyst; (v) through lobbying and consumer awareness programs, encourage the adoption of policies by domestic and foreign governmental units which would require or provide incentives for the use of emission controlling devices; and (vi) explore the adaptation of the C.E.M. Catalyst technology to other uses, particularly in the fuel refining process.

     Although management is confident that laboratory and field testing performed, evidence the emission reducing properties of the C.E.M. Catalyst, to date, neither the Company nor Enterprises have been able to generate any material revenues from operations. Furthermore, even though sales may commence during fiscal 1997, it is unlikely that such sales will produce sufficient revenues to offset the Company's operating expenses or materially lengthen the time in which the Company may continue operations as a going concern.

     Based upon its historical and projected operating expenses of approximately $300,000 per month, taking into account available cash reserves as of July 31, 1996, without the infusion of additional capital or the recognition of material sales revenues in the short term, it is unlikely that the Company can continue operations as a going concern after the first quarter of calendar 1997. Thus, the continued operations of the Company are wholly dependent upon its ability to general material sales revenues or derive substantial proceeds from financing activities.

     The Company's primary plan for generating the funds that it will require during the twelve months following the date of this Report is through revenues derived from operations, from proceeds derived from the exercise of existing warrants or options, and from proceeds derived through the private placement of debt or equity financing. The Company presently has options outstanding to purchase 6,525,000 shares of Common Stock of the Company at an exercise price of $5.00 per share. Additionally the Company has 7,500,000 warrants outstanding to purchase shares of Common Stock of the Company. Of these warrants, 6,000,000 have an exercise price of $10.00 and 1,500,000 have an exercise price of $6.00. These options and warrants were issued in connection with certain employment and consultant agreements, investment banking arrangements and the Acquisition Transactions.

     The report of the Company's independent accountants contains an uncertainty explanatory paragraph as to the Company's ability to continue as a going concern. The Company's long term viability and growth will depend upon the successful commercialization of its technologies and C.E.M. Catalyst as to which there can be no assurances.

Effects of Inflation

     Inflationary pressures may have an effect on the Company's internal operations and on its overall business. The Company's operating costs are subject to general economic and inflationary pressures. While operating costs have increased during the past years, the Company does not believe that its operations have been significantly affected by inflation. The Company's business is subject to risk of inflation.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial Statements of the Company for the years ended July 31, 1996 and 1995 may be found at pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 26, 1996, the Board of Directors of the Company authorized the selection and engagement of Ernst & Young, certified public accountants, as its independent auditors, effective immediately. On April 29, 1996, the Company dismissed Coopers & Lybrand, certified public accountants, as the Company's independent auditors, effective immediately.

     The prior reports of Coopers & Lybrand on the financial statements of the Company for the past two years: (i) have not contained any adverse opinion or disclaimer of opinion; and (ii) were not qualified as to uncertainty, audit scope or accounting principles.

      During the Company's two fiscal years ended July 31, 1994 and 1995 and the subsequent interim period through to April 29,1996, there existed no disagreements between the Company's management and Coopers & Lybrand as to any matters relative to accounting principles and practices, financial statement disclosure or auditing scope and procedure and there were no "reportable events," as that term is described in Item 304(a)(1)(iv) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

     The Company filed with the Securities and Exchange Commission a letter from its former accountant confirming the statements made within the Form 8-K reflecting the change in accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                                      Age       Position
----                                      ---       --------

Teodosio V. Pangia                        38        Chairman and Chief
                                                    Executive Officer
Gianni D'Alessandro                       39        Director, President and
                                                    Chief Operating Officer
Paul Douglas Mazza                        45        Director, General Counsel
                                                    and Chief Financial
                                                    Officer
Tunku Mudzaffar bin Tunku Mustapha        56        Director
John Howard                               47        Director
Stephen O'Farrell                         58        Director

     The following is a summary of the business experience of the Company's directors and executive officers during the past five years and their directorships, if any, with companies with a class of securities registered with the Securities and Exchange Commission:

     Teodosio V. Pangia

     Mr. Pangia has been the Chairman and Chief Executive Officer of the Company since November 17, 1995. Mr. Pangia has also been the Chairman and Chief Executive Officer of Enterprises from 1992 to the present and the President of EPA Manufacturing from 1992 to the present. Mr. Pangia has been the President and sole stockholder of Dallas North Group Inc. ("Dallas North") from 1991 to the present. Dallas North is in the business of breeding, raising and selling Arabian show horses. Prior to his involvement with Enterprises, EPA Manufacturing and Dallas North, Mr. Pangia worked as an independent financial planner from 1984 to 1992, and in The General Sales Division of London Life Insurance from 1981 to 1983. Mr. Pangia obtained a Bachelor of Arts in Administrative and Commercial Studies from the University of Western Ontario in 1981.

     Gianni D'Alessandro

     Mr. D'Alessandro has been the President of the Company since November 17, 1995. He has also been the Chairman and Chief Executive Officer of EPA Manufacturing since 1992. Mr. D'Alessandro was graduated from Danbury College in Connecticut, following business studies at the University of Connecticut. While in college, he also studied and developed an interest in chemistry. For most of the past eight years Mr. D'Alessandro has devoted his full time efforts and capital resources to developing the technology underlying the C.E.M. Catalyst into a marketable product and adapting the C.E.M. Catalyst to use in a variety of vehicles.

     Paul Douglas Mazza

     Mr. Mazza has been the Chief Financial Officer, General Counsel and a director of the Company since November 17, 1995. He is also an officer and director of Enterprises. Mr. Mazza is a senior partner in the law firm of Turkstra, Mazza, Shinehoft, Mihailovich and Associates in Toronto, Ontario, Canada, with a client base of many national and multi-national corporations in such business sectors as banking and financial institutions, including trust companies, credit unions, insurance companies, manufacturing, health care, real estate development, and service industries of many kinds. As a member of the Company's Executive Management Committee, Mr. Mazza will monitor all financial matters and the legal aspects of the development and performance of services and customer and vendor relationships.

     Mr. Mazza graduated from McMaster University in Hamilton, Ontario, Canada with a Bachelor of Science, and from the University of Windsor with a Bachelor of Laws. He has held leadership positions in a number of professional organizations, including the Canadian Bar Association, of which he was a Director and member of the Executive Committee and the Ontario Law Reform Commission Advisory Committee, of which he was a Board member. He has lectured extensively in Ontario with respect to mortgage rights and remedies and real property law for the Law Society of Upper Canada and the Canadian Bar Association.

     Tunku Mudzaffar bin Tunku Mustapha Director

     Tunku Mustapha has been a director of the Company since January 19, 1996 and also acts as a consultant in the operation of the Company. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.". He is a member of the royal family of Malaysia, Chairman of Malaysian Canadian Development Corporation, and the Chairman of the Automobile Association of Malaysia. Tunku Mustapha graduated from the College of Aeronautical and Automobile Engineering in London in 1965. Upon his return to Malaysia, he worked for Malaysia's largest bus company, in various positions, including Works Manager and Deputy General Manager until his resignation in 1976. Upon his resignation he became self-employed in various business and consulting endeavors.

     John Howard Director

     Mr. Howard has been a director of the Company since December 1995. He is also a director of Enterprises. Mr. Howard is currently the proprietor of Vineland Estates Winery Limited, a winery located in Vineland, Ontario. Formerly, Mr. Howard was the Executive Vice President, North American Director of Canon U.S.A., Inc., the Regional Vice-President, Eastern Region of O.E. Canada Inc., the Vice-President of Sales and Marketing of O.E. Hamilton and held various management positions at Xerox of Canada, Inc. Mr. Howard graduated from the University of Western Ontario, London Ontario with a Bachelor of Arts in French and Fine Art. Mr. Howard has participated in a number of memberships, including member of the Board of Trustees of Brock University, Director of the Development Committee of Niagara College and member of Board of Directors of Dentsu-Cadence Advertising, Inc.

     Stephen T. O'Farrell Director

     Mr. O'Farrell has been a director of the Company since April 12, 1996 and also acts as a consultant in the operation of the Company. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. O'Farrell is a chemical engineer who has been involved in worldwide petroleum marketing for 32 years. Until his retirement in 1995, he served as Vice President for Texaco responsible for Manufacturing and Marketing operations in 51 countries throughout Latin America, South America, the Caribbean, West Africa and Canada. Mr. O'Farrell served in varying positions of increasing responsibility throughout his career with Texaco, including Vice President, Public Affairs and Vice President, Marketing in Canada. Mr. O'Farrell is currently Chairman and Director of The Wireless Group, Toronto, Canada and President and Director of Performance Solutions Group of Boca Raton, Florida. Mr. O'Farrell graduated from St. Francis Xavier University with a degree in English in 1957 and from McGill University with a Bachelors of Science in Engineering in 1959, and a degree in Business Administration in 1969.

     Directors are elected to serve until the next Annual Meeting of Stockholders and until their successors have been elected and have qualified, unless removed earlier in accordance with the bylaws of the Company. Officers are appointed to serve until the Meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified, unless terminated earlier in accordance with the bylaws of the Company.

Compliance with Section 16(a) Of the Securities Exchange Act

     Not Applicable.

Material Legal Proceedings involving certain Directors and Officers

     From 1993 through May 1995, Enterprises was conducting testing on the C.E.M. Catalyst for use in its application to secure a formal order of accreditation from CARB that the C.E.M. Catalyst satisfied the clean air standards of California. Enterprises and CEE were unable to timely satisfy all of the CARB protocols and the application process was deemed "abandoned" by CARB in May 1995.

     In conjunction with this application, during April 1995 Enterprises discovered that two directors had presented a document that purported to be a forged CARB approval letter to a third party with whom Enterprises was negotiating for marketing and distribution rights in the United Kingdom. Upon this discovery, management of Enterprises secured the resignation of these directors from all positions with the Company and thereafter filed an action in the Ontario courts (General Division) against the two former directors seeking to recover monetary damages (as a result of an alleged breach of fiduciary duties) incurred as a result of the alleged forgery. In responsive pleadings, the former directors alleged that the forged letter of accreditation had been provided to them by certain representatives of Enterprises. In addition, the former directors have instituted a third party claim against certain individuals, including Mr. D'Alessandro and the directors and management of Enterprises, including Messrs. Pangia, Mazza and John Howard, each directors of the Company, seeking to recover monetary damages.

     Enterprises became aware during August 1995 that the British Columbia Securities Commission was investigating the allegations of the various parties to the legal actions. On March 26, 1996, Enterprises was advised that this investigation had been concluded, and to the knowledge of Enterprises, with no finding against Enterprises or its management.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table discloses, individual compensation information relating to the Company's Chief Executive Officer and the other named executive officers of the Company for the year ended July 31, 1996. The Chief Executive Officer and other named executive officers of the Company were not affiliated with the Company prior to November 1995. Accordingly, there is no information available for the fiscal years ended July 31, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                      Annual Compensation(1)              Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                                                        Securities
                                                       Salary         Bonus     Restricted Stock        Underlying
           Name and Position               Year          ($)           ($)        Award(s)(2)         Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------
 Teodosio V. Pangia                        1996         $233,335          $0         $375               2,500,000
 Chairman and Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
 Gianni D'Alessandro                       1996         $233,335          $0           $0               2,500,000
 President
-----------------------------------------------------------------------------------------------------------------------
 Paul Douglas Mazza                        1996         $166,657          $0           $0               1,000,000
 General Counsel and Chief Financial
 Officer
-----------------------------------------------------------------------------------------------------------------------

(1)  Based upon the fiscal year ended July 31, 1996.

(2) The value of the Restricted Stock Award is based upon the par value of the Company's Common Stock at the nominal value of $.001 par value.

----------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                            INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------
                                                 NUMBER OF           % OF TOTAL
                                                 SECURITIES         OPTIONS/SARs           EXERCISE
                                                 UNDERLYING          GRANTED TO               OR
                                                OPTION/SARs         EMPLOYEES IN          BASE PRICE     EXPIRATION
                    NAME                       GRANTED(#)[1]         FISCAL YEAR          ($/Share)         DATE
-----------------------------------------------------------------------------------------------------------------------
 Teodosio V. Pangia                              2,500,000               40%                $5.00     November 17, 2000
 Chairman and Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
 Gianni D'Alessandro                             2,500,000               40%                $5.00     November 17, 2000
 President
-----------------------------------------------------------------------------------------------------------------------
 Paul Douglas Mazza                              1,000,000               16%                $5.00     November 17, 2000
 General Counsel and Chief Financial
 Officer
-----------------------------------------------------------------------------------------------------------------------

(1) Represents Stock Options granted pursuant to their respective employment agreements with the Company, which are immediately exercisable.

------------------------------------

-----------------------------------------------------------------------------------------------------------------------

                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities                   Value
                                                                    Underlying                   of Unexercised
                                 Shares                      Unexercised Options/SARs             In-the-Money
                                Acquired     Value Realized        at FY-End (#)                   Options/SARs
                 Name              on             ($)        Exercisable/Unexercisable(1)          at FY-End($)
                               Exercise(#)                                                 Exercisable/Unexercisable(1)
-----------------------------------------------------------------------------------------------------------------------
Teodosio V. Pangia                 0              $0               2,500,000/0                       $0/$0
Chairman and CEO
-----------------------------------------------------------------------------------------------------------------------
Gianni D'Alessandro                0              $0               2,500,000/0                       $0/$0
President
-----------------------------------------------------------------------------------------------------------------------
Paul Douglas Mazza                 0              $0               1,000,000/0                       $0/$0
General Counsel and CFO
-----------------------------------------------------------------------------------------------------------------------

(1) The values of the options is the par value of the Company's Common Stock at the nominal value of $.001 per share. As a result of the exercise price of the options significantly exceeding the value of the underlying Common Stock, the value of the unexercised options has been determined to be $0.

     The Company has no retirement, pension or profit-sharing plans covering its officers and directors and does not contemplate implementing any such plans at this time. Although the Company has no formal bonus arrangements, bonuses may be granted at the discretion of the Board of Directors.

------------------------------

Employment Agreements

     In conjunction with the Acquisition Transaction, the Company entered into employment agreements with Messrs. Pangia, D'Alessandro and Mazza pursuant to which they were employed in the respective capacities as Chief Executive Officer, President and General Counsel/Chief Financial Officer, through December 1, 2000 at annual salaries of $350,000, $350,000 and $250,000, respectively. Each of these employment agreements may only be terminated for cause and upon sixty (60) days written notice and are subject to restrictions upon competition for the term of employment plus twelve (12) months thereafter.

     Pursuant to their employment agreement, each of Messrs. Pangia and D'Alessandro were granted options to purchase 2,500,000 shares of Common Stock of the Company through November 17, 2000 at an exercise price of $5.00. In addition, in his employment agreement with the Company, Mr. Pangia has been granted 375,000 shares of Common Stock of the Company.

Directors Fees

     Members of the Board of Directors of the Company do not receive any remuneration for their participation as directors, however, certain directors receive remuneration for their services as officers or consultants of the Company. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 5, 1996, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

----------------------------------------------------------------------------------------------------------
                                                        Shares Owned
                                                    Beneficially and of     Percentage of Outstanding
              Name                                       Record(1)                  Shares(1)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
 Teodosio V. Pangia(2)                                    15,575,000                   31.7%
----------------------------------------------------------------------------------------------------------
 Gianni D'Alessandro(3)                                   15,200,000                   31.0
----------------------------------------------------------------------------------------------------------
 Paul Douglas Mazza(4)                                     4,600,000                   10.0
----------------------------------------------------------------------------------------------------------
 John Howard(5)                                            1,800,000                    4.0
----------------------------------------------------------------------------------------------------------
 Stephen O'Farrell(6)                                        200,000                    *
----------------------------------------------------------------------------------------------------------
 Tunku Mudzaffar bin Tunku Mustapha                                -                    *
----------------------------------------------------------------------------------------------------------
 All officers and directors
of the Company as a group                                 37,425,000                   76.7%
----------------------------------------------------------------------------------------------------------

--------------------------------------------------
*Represents less than 1%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire, within 60 days through the exercise of options, warrants or debentures, pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the 1934 Act. Also reflects 44,366,896 shares of the Company's Common Stock outstanding as of November 25, 1996.

(2) Includes Warrants to acquire 2,100,000 Common Shares and 375,000 Shares and Options to acquire 2,500,000 Shares under Mr. Pangia's Employment Agreement.

(3) Includes Warrants to acquire 2,100,000 Common Shares and Options to acquire 2,500,000 Shares under Mr. D'Alessandro's Employment Agreement.

(4) Includes Warrants to acquire 600,000 Common Shares and Options to acquire 1,000,000 Shares under Mr. Mazza's Employment Agreement.

(5)  Includes Warrants to acquire 300,000 Common Shares.

(6) Includes Options to acquire 200,000 Shares under Mr. O'Farrell's Consulting Agreement, of which, Options to acquire 150,000 Shares are performance related.

----------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     1. On November 17, 1995, the Company agreed to acquire the rights to manufacture, sell and distribute the C.E.M. Catalyst in Canada pursuant to an Arrangement Agreement, which provides for the acquisition of all the outstanding shares of capital stock of E.P.A. Enterprises, Inc., a British Columbia corporation in exchange for 4,137,224 shares of Common Stock and Warrants to acquire 4,137,224 shares of Common Stock. Messrs. Pangia and Mazza are directors, officers and shareholders of Enterprises and may receive 110,910 and 57,900 shares of Common stock, respectively, and 110,910 and 57,900 Warrants to acquire shares of Common Stock, respectively, as a result of their status as shareholders of Enterprises in connection with the exchange transaction above. See "ITEM 1 - DESCRIPTION OF BUSINESS - Description of Acquisition Transactions."

     2. The Company has entered into a Sales Agreement with the Malaysia Canada Development Corporation dated August 18, 1996 regarding the supply and purchase of the C.E.M. Catalyst. Tunku Mudzaffar Bin Tunku Mustapha is a director of the Company and is also the Chairman of the Malaysia Canada Development Corporation.

     3. The Company has entered into a Letter of Understanding dated August 10, 1996 with Tunku Mudzaffar Bin Tunku Mustapha, a director of the Company, appointing Tunku Mudzaffar as exclusive sales agent for all the products manufactured and distributed by the Company for the territories of Malaysia, Thailand, Indonesia, Philippines and Brunei.

     4. Each of Tunku Mudzaffar bin Tunku Mustapha and Stephen O'Farrell, directors of the Company, receive $5,000 per month as consultants in the operation of the Company. Additionally, Messrs. Pangia, D'Alessandro and Mazza each receive compensation under their respective employment agreements with the Company. See "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements."

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS AND REPORT ON FORM 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements filed as part of this Report:
                                                                           Page
                                                                           ----

       Report of Independent Auditors.......................................F-1

       Consolidated Balance Sheets as of
       July 31, 1996 and July 31, 1995 .....................................F-2

       Consolidated Statements of Loss for the Years
       Ended July 31, 1996, 1995 and 1994...................................F-3

       Consolidated Statements of Shareholders'
       Equity (Deficit) for the Years Ended
       July 31, 1996, 1995 and 1994.........................................F-4

       Consolidated Statements of Cash Flows for
       the Years Ended July 31,  1996,  1995
       and 1994.............................................................F-5

       Notes to Consolidated Financial Statements...........................F-6

(b) The following Exhibits are filed as part of this Report:


------------------------------------------------------------------------------------------------------------------
 Exhibit No.                     Description                                      Method of Filing
------------------------------------------------------------------------------------------------------------------
 2.1            Arrangement Agreement dated November 17, 1995     Incorporated by reference to  Exhibit F of the
                                                                  Company's Form 8-K dated November 17, 1995
                                                                  ("Form 8-K")
------------------------------------------------------------------------------------------------------------------
 2.2            Stock Purchase Agreement dated                    Incorporated by reference to Exhibit G of the
                November 17, 1996                                 Company's Form 8-K
------------------------------------------------------------------------------------------------------------------
 2.3            Assignment of International  Sales, license and   Incorporated by reference to Exhibit E of the
                Service  Agreement by and among  Ecology Pure     Company's Form 8-K
                Air International, Inc. and the Founders
------------------------------------------------------------------------------------------------------------------
 3.1            Certificate of Incorporation of the Company       Filed herewith
------------------------------------------------------------------------------------------------------------------
 3.2            Certificate of Amendment to Certificate of        Filed herewith
                Incorporation
------------------------------------------------------------------------------------------------------------------
 3.3            Certificate of Amendment to Certificate of        Filed herewith
                Incorporation of the Company, dated June 18,
                1996
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
 Exhibit No.                     Description                                      Method of Filing
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
 3.4            By-Laws of the Company                            Filed herewith
------------------------------------------------------------------------------------------------------------------
 4.1            Copy of Specimen Stock Certificate                Filed herewith
------------------------------------------------------------------------------------------------------------------
 4.2            Form of Warrant                                   Incorporated  by  reference  to  Exhibit I of the
                                                                  Company's Form 8-K
------------------------------------------------------------------------------------------------------------------
 10.1           Form of Agreement between the Company and         Filed herewith
                each of the Consultants
------------------------------------------------------------------------------------------------------------------
 10.2           Lock-Up Agreement between the Company and         Filed herewith
                certain individuals
------------------------------------------------------------------------------------------------------------------
 10.3           Employment Agreement between the Company and      Filed herewith
                Teodosio Pangia
------------------------------------------------------------------------------------------------------------------
 10.4           Employment Agreement between the Company and      Filed herewith
                Gianni D'Alessandro
------------------------------------------------------------------------------------------------------------------
 10.5           Employment Agreement between the Company and      Filed herewith
                Paul Mazza
------------------------------------------------------------------------------------------------------------------
 11             Statement regarding computation of earnings       Incorporated from within the Financial Statements
                per share
------------------------------------------------------------------------------------------------------------------
 16             Letter on change in certifying accountant         Incorporated by reference to Exhibit 16 of the
                                                                  Company's Form 8-K/A dated April 26, 1996 and
                                                                  filed on May 17, 1996
------------------------------------------------------------------------------------------------------------------
 21             Subsidiaries of the Company                       Filed herewith
------------------------------------------------------------------------------------------------------------------

(c) Reports on Form 8-K.

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of December, 1996.

                                      ECOLOGY PURE AIR INTERNATIONAL, INC.


                                      BY: /s/ Teodosio V. Pangia
                                          -----------------------------------
                                           Teodosio V. Pangia
                                           Chief Executive Officer
                                           (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

Signature                               Title                    Date
---------                               -----                    ----
/s/ Teodosio Pangia
----------------------------------      Chairman and CEO
Teodosio V. Pangia                                               December 3, 1996

/s/ Gianni D'Alessandro
----------------------------------      Director and
Gianni D'Alessandro                     President                December 3, 1996

/s/ Paul Douglas Mazza
----------------------------------      Director, General
Paul Douglas Mazza                      Counsel and CFO          December 3, 1996

/s/ Tunku Mudzaffar bin Tunku Mustapha
--------------------------------------  Director
Tunku Mudzaffar bin Tunku Mustapha                               December 3, 1996

/s/ John Howard
----------------------------------      Director
John Howard                                                      December 3, 1996

/s/ Stephen O'Farrell
----------------------------------      Director
Stephen O'Farrell                                                December 3, 1996


================================================================================

                         REPORT OF INDEPENDENT AUDITORS

================================================================================

To the Shareholders and Board of Directors
Ecology Pure Air International, Inc.

We have audited the consolidated balance sheets of Ecology Pure Air International, Inc. and subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of loss, shareholders' equity (deficit) and cash flows for each of the three years ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Pure Air International, Inc. and subsidiaries at July 31, 1996 and 1995 and the results of their operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in note 1, the Company has incurred recurring losses and will require additional financing in order to develop its technologies and achieve future profitable operations. There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Toronto, Canada,                                           /s/ Ernst & Young
September 17, 1996.                                        Chartered Accountants


[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.
Incorporated under the laws of the state of Delaware

                           CONSOLIDATED BALANCE SHEETS

================================================================================

As at July 31

                                                           1996         1995
                                                             $            $
--------------------------------------------------------------------------------
                                                            [in U.S. dollars]
ASSETS
Current
Cash and cash equivalents                                2,341,449        8,044
Prepaid expenses                                            89,830         --
--------------------------------------------------------------------------------
                                                         2,431,279        8,044
--------------------------------------------------------------------------------
Deferred charges                                           100,000         --
Fixed assets [note 4]                                       92,792       59,079
--------------------------------------------------------------------------------
                                                         2,624,071       67,123
--------------------------------------------------------------------------------

LIABILITIES, CAPITAL STOCK AND DEFICIT
Current
Accounts payable                                           378,888      356,990
Employee related liabilities                               316,410       12,564
Due to related parties [note 5]                          1,361,258    1,607,987
--------------------------------------------------------------------------------
Total current liabilities                                2,056,556    1,977,541
--------------------------------------------------------------------------------
Contingencies and commitments [notes 1, 2 and 7]
Capital stock and deficit
Common shares, $.001 par value, 100,000,000 shares
  authorized [35,000,000 in 1995]; 14,741,667 and
  1,500,000 shares issued and outstanding at July
  31, 1996 and July 31, 1995, respectively [note 6]         26,825        4,500
Preferred shares, Series A convertible preferred
  voting shares, $.001 par value, 5,000,000 shares
  authorized; 3,000,000 and nil issued and
  outstanding at July 31, 1996 and July 31, 1995,
  respectively [note 6]                                      3,000         --
Contributed surplus                                      5,632,618      319,250
Subscription receivable                                       --         (8,000)
Deficit                                                 (5,094,928)  (2,226,168)
--------------------------------------------------------------------------------
Total capital stock and deficit                            567,515   (1,910,418)
--------------------------------------------------------------------------------
                                                         2,624,071       67,123
================================================================================

See accompanying notes

On behalf of the Board:
                              /s/                        /s/
                              -----------------------    -----------------------
                              Director                   Director


[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                         CONSOLIDATED STATEMENTS OF LOSS

================================================================================

Years ended July 31

                                               1996          1995         1994
                                                 $             $            $
--------------------------------------------------------------------------------
                                                      [in U.S. dollars]
EXPENSES
Accounting and legal                           171,628       69,198        4,990
Automotive                                      47,385       19,654       25,513
Consulting fees                                162,863       87,564         --
Depreciation                                    14,734        3,039          900
Insurance                                       19,035       13,680          624
Interest and bank charges                       45,869           56          538
Marketing expenses                              95,615         --           --
Office and miscellaneous                        82,531        1,078       29,675
Rent                                           219,704       35,148       55,078
Research and development                       337,680      420,255      738,775
Telephone                                       65,673          529       16,955
Travel and promotion                           769,010      106,059       30,123
Wages and benefits                             837,033       59,843      182,803
--------------------------------------------------------------------------------
Loss for year                                2,868,760      816,103    1,085,974
================================================================================

Loss per share                                    0.08         0.03         0.04
================================================================================

Weighted average number of common
   shares and share equivalents             35,821,528   30,995,343   30,995,343
================================================================================

See accompanying notes


[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

================================================================================

As at July 31


                                               Common shares          Preferred shares      Contributed   Subscription
                                           ---------------------   ----------------------     surplus      receivable     Deficit
                                               #            $          #             $           $             $             $
------------------------------------------------------------------------------------------------------------------------------------
                                                                               [in U.S. dollars]

Balance at July 31, 1993                     995,343       2,986        --           --         70,614         --         (324,091)
Loss for the year                               --          --          --           --           --           --       (1,085,974)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1994                     995,343       2,986        --           --         70,614         --       (1,410,065)
Issued on conversion of shareholder
  loans                                      504,657       1,514        --           --        248,636       (8,000)          --
Loss for the year                               --          --          --           --           --           --         (816,103)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1995                   1,500,000       4,500        --           --        319,250       (8,000)    (2,226,168)
Issued on acquisition of  Rotello
  Technology [note 2a]                          --          --     3,000,000        3,000       (3,000)        --             --
Issued to consultants for acquisition
  services [note 2c]                       4,000,000      12,000     600,000          600         --           --             --
Issued to Main Square Ltd. on conversion
  of promissory note payable [note 2d]       666,667       2,000        --           --        498,000         --             --
Issued to shareholders of Manufacturing
  [note 2b]                                  375,000       1,125        --           --           --           --             --
Issued  for cash on private placement
  [note 6]                                 2,200,000       6,600        --           --      4,818,368         --             --
Conversion of Series A preferred shares
  [note 6]                                 6,000,000         600    (600,000)        (600)        --           --             --
Cash received for common shares
  subscription                                  --          --          --           --           --          8,000           --
Loss for the year                               --          --          --           --           --           --       (2,868,760)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1996                  14,741,667      26,825   3,000,000        3,000    5,632,618         --       (5,094,928)
====================================================================================================================================

                                                  Total
                                                    $
-------------------------------------------------------------
                                            [in U.S. dollars]

Balance at July 31, 1993                         (250,491)
Loss for the year                              (1,085,974)
-------------------------------------------------------------
Balance at July 31, 1994                       (1,336,465)
Issued on conversion of shareholder
  loans                                           242,150
Loss for the year                                (816,103)
-------------------------------------------------------------
Balance at July 31, 1995                       (1,910,418)
Issued on acquisition of  Rotello
  Technology [note 2a]                               --
Issued to consultants for acquisition
  services [note 2c]                               12,600
Issued to Main Square Ltd. on conversion
  of promissory note payable [note 2d]            500,000
Issued to shareholders of Manufacturing
  [note 2b]                                         1,125
Issued  for cash on private placement
  [note 6]                                      4,824,968
Conversion of Series A preferred shares
  [note 6]                                           --
Cash received for common shares
  subscription                                      8,000
Loss for the year                              (2,868,760)
-------------------------------------------------------------
Balance at July 31, 1996                          567,515
=============================================================


See accompanying notes


[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years ended July 31

                                                1996        1995        1994
                                                  $           $           $
--------------------------------------------------------------------------------
                                                      [in U.S. dollars]
OPERATING ACTIVITIES
Loss for year                                (2,868,760)  (816,103)  (1,085,974)
Add items which do not involve cash
   Depreciation                                  14,734      3,039          900
   Shares issued for services                    13,725       --           --
Changes in components of operating working
   capital providing (utilizing) cash
   Increase in prepaid expenses                 (89,830)      --           --
   Increase (decrease) in accounts payable       21,898    172,519       (2,111)
   Increase in employee related liabilities     303,846     12,564         --
--------------------------------------------------------------------------------
Cash used in operating activities            (2,604,387)  (627,981)  (1,087,185)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to fixed assets                       (48,447)   (28,221)     (34,797)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of common stock                      4,824,968    250,150          100
Issue of notes payable                          824,990       --           --
Increase (decrease) of share subscription
  receivable                                      8,000     (8,000)        --
Payment of financing fee                       (100,000)      --           --
Advances from related parties                    50,000    650,631    1,206,104
Repayments to related parties                  (621,719)  (228,650)     (84,166)
--------------------------------------------------------------------------------
Cash provided by financing activities         4,986,239    664,131    1,122,038
--------------------------------------------------------------------------------

Increase in cash during the year              2,333,405      7,929           56
Cash and cash equivalents, beginning of year      8,044        115           59
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year        2,341,449      8,044          115
================================================================================

See accompanying notes


[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ecology Pure Air International, Inc. ["EPA"] [formerly known as Mark Four Resources, Inc.] was incorporated on December 8, 1988 under the laws of the state of Delaware. The Company was formed for the purpose of implementing an initial public distribution of its stock, which occurred on April 18, 1989, and acquiring operating businesses thereafter. From its inception in 1988 through November 1995, with the exception of a short term venture that was discontinued in 1993, the Company engaged in no active business operations other than to attempt to identify business acquisitions that would capitalize on its status as a public company.

Through a series of transactions on November 17, 1995 [the "Acquisition Transactions"], control of EPA was transferred to a group of individuals and the Company secured the worldwide rights [exclusive of Canada] to manufacture, sell and distribute the Combustion Efficiency Management Catalyst [the "C.E.M. Catalyst"], a pre-combustion device intended for the purpose of reducing the emission of pollutants in automobiles, motorcycles, lawn mowers and other vehicles and machinery.

The Acquisition Transactions consisted of the following:

[a] EPA acquired the worldwide rights [excluding Canada] to market, sell and distribute the C.E.M. Catalyst from a group of 11 individuals [such group, which includes members of EPA's current management, to be collectively referred to therein as the "Founders"], who had in turn acquired such rights from Rotello Technology and Marketing, Inc. ["Rotello"], the original developer of the technologies.

     As consideration for these rights, EPA issued to the Founders a controlling percentage of the outstanding capital stock of EPA and agreed to pay royalties to Rotello.

[b] EPA acquired the worldwide manufacturing rights [except Canada] to the C.E.M. Catalyst from E.P.A. Manufacturing, Inc. ["Manufacturing"] [formerly known as Ecology Pure Air International, Inc.]. Manufacturing owned the worldwide right to manufacture the C.E.M. Catalyst [except Canada]. Certain of the Founders owned 100% of Manufacturing.

[c] EPA agreed to acquire the rights to manufacture, market, sell and distribute the C.E.M. Catalyst in Canada by agreeing to acquire all of the outstanding capital stock of E.P.A. Enterprises, Inc. ["Enterprises"]. Certain of the Founders are stockholders, directors and officers of Enterprises. This transaction has not yet been completed or included in these financial statements [see note 2].


                                                                               1
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


The transaction exchanging the C.E.M. Catalyst technology rights for control of EPA has been accounted for as a reverse take-over of EPA by the Founders. Therefore, the transfer of the C.E.M. Catalyst and related rights and technologies has been reflected in these consolidated financial statements as a capital transaction with the technology transfer recorded at its carrying value of nil prior to the Acquisition Transactions.

Each of Rotello, Enterprises and Manufacturing have participated directly in the development of the Technology, with Enterprises and Manufacturing also contributing financial support through a series of advances and loans to Rotello.

Given the relationship between certain of the Founders and Manufacturing, the assets, liabilities and equity of Manufacturing have been combined on a retroactive basis with EPA using their carrying values, in a manner similar to a pooling of interests. All assets, liabilities, capital stock, deficit, revenues and expenses for periods prior to November 17, 1995, represent the consolidated assets, liabilities, capital stock, deficit, revenues and expenses of EPA and Manufacturing as if the companies had been combined at all times during the periods presented.

Although management is confident that initial testing has successfully evidenced the chemical and operative properties of the C.E.M. Catalyst, and its suitability for commercial application, further laboratory and field testing is being undertaken by the Company in order to secure validation from certain regulatory agencies.

EPA will continue the development of the C.E.M. catalyst and other technologies. No revenues have been earned to date from technologies under development. EPA's ability to realize the carrying value of its assets and discharge its liabilities is dependent on successfully bringing its new technologies to the market and achieving future profitable operations, the outcome of which cannot be predicted at this time. It will be necessary for EPA to obtain additional financing in the coming year, in order to fund the continuing development of its technologies.

2. THE TRANSACTIONS

During the year ended July 31, 1996, the Company completed the following
Transactions:

[a] Rotello sold the exclusive worldwide rights [excluding Canada] to market, sell and manufacture the Technology to a group of individuals [the" Founders]" for debt consideration plus an annual royalty of 3.5% of the net worldwide sales of products manufactured under the agreement.


                                                                               2
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


     The Founders then assigned the rights and royalty obligation of the above agreement to EPA in exchange for 3,000,000 preferred shares and 6,000,000 warrants to purchase common shares. Each preferred share is convertible into 10 common shares and has voting rights equal to ten common shares ["Preferred Shares"]. Each warrant entitles the holder to acquire one common share of the Company at a price of $10 on or prior to September 30, 1997 ["Warrants"].

[b] Concurrently, the Company exchanged 200,000 common shares of EPA for all of the 100 outstanding shares of Manufacturing held by certain of the Founders. In conjunction with the purchase, EPA entered into employment contracts with the Manufacturing shareholders which provided for the issuance of 375,000 common shares and options to purchase 5,000,000 common shares at $5 per share on or before November 17, 2000.

[c] As consideration for consulting services rendered in connection with the above transactions, EPA issued 4,000,000 common shares, 600,000 Preferred Shares and 2,000,000 Warrants to certain consultants. These consulting services and the compensation arrangements with certain of the Founders have been recorded as compensation expense at the par value of EPA shares.

[d] EPA received $824,990 of advances under 6% convertible promissory notes payable to Main Square Ltd. Notes payable totaling $500,000 were converted into 666,667 common shares of EPA, representing a non-cash financing activity. The balance of the advances due to Main Square Ltd. are convertible into common shares at $2.75 per share.

In addition, the Company has entered into an agreement to purchase all of the outstanding shares of Enterprises and its wholly-owned subsidiaries, Trendset Worldwide Engineering Corp. and Ecology Pure Air Systems, Inc. in exchange for 4,137,224 common shares and 4,137,224 Warrants of EPA, which agreement was subject to regulatory approval.

The acquisition of Enterprises and its wholly-owned subsidiaries received approval of the shareholders of Enterprises on February 23, 1996. The British Columbia Supreme Court approved the fairness of the transaction. Subsequent to the Court approval, an appeal was filed by one minority shareholder. Although the court order permits the acquisition to occur, the Company has temporarily elected to delay completing the transaction pending the disposition of the outstanding appeal.


                                                                               3
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash equivalents are recorded at cost which approximates market value and include only short-term highly liquid investments with maturities at the date purchased of less than three months. At July 31, 1996, cash and cash equivalents include $1,834,324 of Government of Canada Treasury Bills.

Deferred charges

Deferred charges comprise amounts paid in connection with financing initiatives to be pursued by the Company in fiscal 1996 and 1997. These costs will be deducted from the proceeds of an equity offering, or amortized over the term of related debt financing, if the financing is successful. In the event the financing is unsuccessful, these costs will be charged to income in fiscal 1997.

Fixed assets

Fixed assets are carried at their original cost less accumulated depreciation. Gains or losses on the disposal of fixed assets are included in income and the cost and related accumulated depreciation of the asset is removed from the accounts. Depreciation is calculated on the declining balance basis at rates estimated to amortize the cost of the asset over its estimated useful life as follows:

Plant equipment                                  30%
Office furniture and equipment                   20%
Computer equipment                               30%
Vehicles                                         30%
Leasehold improvements                           Life of the lease


                                                                               4
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


One-half the normal rate of depreciation is taken in the year of acquisition. Repairs and maintenance are charged to operations in the period incurred.

Foreign exchange

Assets and liabilities in foreign currencies are translated into U.S. dollars at rates of exchange prevailing at the fiscal year-end and any gains or losses are reflected in income. Revenues and expenses are translated at rates prevailing at the time of the transaction.

Income taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, the Company provides deferred and prepaid taxes for temporary differences in the recognition of income and expenses for financial reporting and tax accounting purposes.

Leases

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset is transferred to the lessee, as defined by SFAS No. 13, "Accounting for Leases" is accounted for as if the asset was acquired and as if the obligation were assumed as of the date of lease. All other leases are recorded as operating leases and payments are expenses as they become due.

Loss per share

The loss per share is computed based upon the weighted average number of common shares and dilutive share equivalents outstanding. Share equivalents are not included in the per share calculations where the effect of their inclusion would be antidilutive. Share equivalent comprise options, warrants, convertible notes payable, and preferred shares. For the comparative periods presented, the weighted average number of common shares and share equivalents include the number of shares issued pursuant to certain of the Transactions.

Research and development

Research and development costs are expensed as incurred, including costs incurred in the manufacturing of prototype and testing inventory.


                                                                               5
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


Stock options

The Company records compensation expense relating to stock based compensation in accordance with APB Opinion 25 and related interpretations.

4. FIXED ASSETS

                                                           1996           1995
                                                             $              $
--------------------------------------------------------------------------------

Cost
Plant equipment                                             2,350          2,350
Office furniture and equipment                             49,898         31,228
Computer equipment                                         20,632          2,525
Vehicles                                                   11,670           --
Leasehold improvements                                     26,915         26,915
--------------------------------------------------------------------------------
                                                          111,465         63,018
--------------------------------------------------------------------------------

Accumulated depreciation
Plant equipment                                               952            353
Office furniture and equipment                              8,899            579
Computer equipment                                          4,456          1,404
Vehicles                                                    1,751           --
Leasehold improvements                                      2,615          1,603
--------------------------------------------------------------------------------
                                                           18,673          3,939
--------------------------------------------------------------------------------
                                                           92,792         59,079
================================================================================

5. RELATED PARTY BALANCES

Related party balances outstanding at July 31 are as follows:

                                                           1996           1995
                                                             $              $
--------------------------------------------------------------------------------

Ecology Pure Air Systems, Inc.                            997,499      1,382,105
Advances to directors and shareholders                    (23,471)          --
Advances from directors and shareholders                   62,240        225,882
Demand note payable to shareholders                       324,990           --
--------------------------------------------------------------------------------
                                                        1,361,258      1,607,987
================================================================================


                                                                               6
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


The non-interest bearing advance is payable on demand to Ecology Pure Air Systems, Inc., [a wholly-owned subsidiary of Enterprises]. The Company and Enterprises have directors in common. Advances to and from directors and shareholders are non-interest bearing and due on demand.

The demand note payable of $324,990 bears interest at 6%, and is convertible into common shares of EPA at $2.75 per share, and has no fixed terms of repayment.

6. CAPITAL STOCK

In June 1996, the Company effected a 3 for 1 reverse stock split of the common shares. The number and per share amounts in these financial statements are on a post reverse stock split basis for all periods presented.

The Company's Series A convertible, non-redeemable preferred voting shares, par value $.001, are each convertible into 10 common shares, and each entitles the holder to voting rights equivalent to 10 common shares. Holders of shares of Series A preferred shares shall participate ratably with holders of the Company's common shares in the declaration and payment of any dividends or other distributions with each share of the Series A preferred share accounting for 10 shares of the Company's common shares. Holders of the shares of Series A preferred shares do not have a liquidation preference, but shall participate ratably with the holders of the Company's common shares, in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 26, 1996, the Company completed a private placement of 2,200,000 common shares at $2.75 per share for proceeds of $5,500,000 [$4,824,968 net of issue costs]. Commissions paid include 10% of gross proceeds plus 200,000 common shares.

As at July 31, 1996, the Company has the following options and warrants outstanding:

                                    Number of        Exercise        Expiry
                                  common shares        price          date
                                                         $
--------------------------------------------------------------------------------

Warrants issued to Founders       6,000,000           10.00   September 30, 1997
Warrants issued to consultants    2,000,000           10.00   September 30, 1997
Options issued to Manufacturing
  shareholders                    5,000,000            5.00   November 17, 2000
Options issued to employees       1,150,000            5.00   November 17, 2000
Options issued to consultants       225,000     up to 10.00                  --
Options issued pursuant to
    financing agreement             150,000      up to 5.00   September 15, 1999


                                                                               7
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


Options granted to consultants have vesting dates commencing October 1, 1996 through February 28, 1998.

The options to purchase 150,000 common shares at up to $5.00 per share and a non-refundable deposit of $100,000 were paid in connection with retaining a financial advisor to assist in the Company's efforts to obtain additional financing.

7. COMMITMENTS

The obligation under the operating lease for the building [exclusive of taxes and insurance], is as follows:

                                                                            $
--------------------------------------------------------------------------------

1997                                                                      30,000
1998                                                                      30,000
1999                                                                       2,500

The Company is also committed to an annual royalty of 3.5% of the net worldwide sales of products manufactured under the agreement with Rotello, and is committed to complete authorized capital projects of $231,000 over the next year. The Company is also committed to exchange shares with Enterprises as described in note 2.


                                                                               8
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


8. INCOME TAXES

Deferred income taxes reflect lost carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for income tax purposes. Significant components of the Company's deferred taxes as of July 31 are as follows:

                                                         1996           1995
                                                           $              $
--------------------------------------------------------------------------------

Deferred tax assets
Loss carryforwards                                     1,920,000       892,000
Valuation allowance for deferred tax assets           (1,920,000)     (892,000)
--------------------------------------------------------------------------------
                                                            --            --
================================================================================

A valuation allowance of 100% has been recorded to offset non-current deferred tax assets due to the uncertainty of realizing the benefit of these assets. The company and its subsidiary had approximately $4,800,000 of net operating losses which expire in varying amounts through the years 2004 to 2011, respectively.


                                                                               9
[LOGO]==========================================================================

================================================================================

Ecology Pure Air International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

July 31, 1996 and 1995 [all amounts in U.S. dollars]


9. SUBSEQUENT EVENTS

[a] On September 3, 1996 the remaining 3,000,000 Series A convertible preferred voting shares were converted into 30,000,000 common shares.

[b] On August 16, 1996, the Company has contracted for investment banking services for an 18-month period commencing August 16, 1996. As consideration for services to be provided, the Company has granted warrants to purchase a total of 1,500,000 common shares at $6.00 per share. These warrants shall vest as follows:

     [i]  500,000 upon completion of due diligence;

     [ii] 500,000 on February 16, 1997; and

     [iii] 500,000 on August 16, 1997.

     The agreement may be terminated by either party upon providing 30 days written notice. In the event of termination of the agreement, any warrants which have not vested shall no longer be eligible to vest.

     The warrants and/or underlying shares may be sold at any time after two years and for a total period of seven years following August 16, 1996 or upon filing of a registration statement for the underlying shares.


                                                                              10
[LOGO]==========================================================================