Form 10QSB
period 1996-10-31
ECOLOGY PURE AIR INTERNATIONAL INC
filed 1997-01-07
CIK 847389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20540

                                   FORM 10-QSB

[ X ]              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended October 31, 1996 or


[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _________ To ____________


                      ECOLOGY PURE AIR INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                      33-27625                 76-0265439
(State of Incorporation)        (Commission File No.)         (IRS Employer
                                                            identification No.)

                        45 Rockefeller Plaza, Suite 2000
                            New York, New York 10111

                 Registrant's telephone number: (800) 661-9774

                   -------------------------------------------
                   (Former name, if changed since last report)

Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     (1)   Yes  __X__          No      _____
                     (2)   Yes  __X__          No      _____

              As of December 27, 1996, there were 44,366,896 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:

                           Yes  ____        No      __X__

                      ECOLOGY PURE AIR INTERNATIONAL, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----
          Item 1. Interim Consolidated Balance Sheet
                  at October 31, 1996 (Unaudited) and July 31, 1996          1

                  Interim Consolidated Statement of Operations
                  and Deficit for the three months ended
                  October 31, 1996 and 1995 (Unaudited)                      2

                  Interim Consolidated Statement of Cash Flow for the
                  three months ended October 31, 1996 and 1995 (Unaudited)   3

                  Notes to Interim Consolidated Financial Statements         4

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                         12

          Item 2. Changes in Securities                                     12

          Item 3. Defaults Upon Senior Securities                           12

          Item 4. Submission of Matters to a Vote of Security Holders       12

          Item 5. Other Events                                              12

          Item 6. Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION



                                    INTERIM CONSOLIDATED
                                    FINANCIAL STATEMENTS
                                    [in U.S. dollars]

                                    ECOLOGY PURE AIR
                                    INTERNATIONAL, INC.
                                    Unaudited - See Notice to Reader


                                    October 31, 1996


                             [ ERNST & YOUNG LOGO ]

--------------------------------------------------------------------------------


                                NOTICE TO READER

--------------------------------------------------------------------------------


We have compiled the interim consolidated balance sheet of Ecology Pure Air International, Inc. as at October 31, 1996 and the interim consolidated statements of operations and deficit and cash flows for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these interim consolidated statements may not be appropriate for their purposes.


                                            /s/ ERNST & YOUNG
Toronto, Canada,                                ------------------------------
December 18, 1996.                              Chartered Accountants

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.
Incorporated under the laws of the state of Delaware

                       INTERIM CONSOLIDATED BALANCE SHEET
                                [in U.S. dollars]
--------------------------------------------------------------------------------

As at October 31                                Unaudited - See Notice to Reader


                                                                                         July 31,
                                                                          1996             1996
                                                                            $                $
-------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                              418,612          2,341,449
Prepaid expenses and other receivables                                 239,144             89,830
-------------------------------------------------------------------------------------------------
Total current assets                                                   657,756          2,431,279
-------------------------------------------------------------------------------------------------
Deferred charges                                                       100,000            100,000
Fixed assets                                                           388,100             92,792
-------------------------------------------------------------------------------------------------
                                                                     1,145,856          2,624,071
=================================================================================================

LIABILITIES, CAPITAL STOCK AND SHAREHOLDERS'
   DEFICIENCY
Current
Accounts payable                                                       427,173            378,888
Employee related liabilities                                            19,973            316,410
Due to related parties                                               1,196,067          1,361,258
-------------------------------------------------------------------------------------------------
Total current liabilities                                            1,643,213          2,056,556
-------------------------------------------------------------------------------------------------

Capital stock and shareholders' deficiency
Capital stock
   Common shares, $.001 par value, 100,000,000 shares authorized;
     44,741,667 and 14,741,667 issued and outstanding at
     October 31, 1996 and July 31, 1996, respectively                   29,825             26,825

   Preferred shares, Series A convertible preferred
     voting shares, $.001 par value, 5,000,000 shares authorized;
     nil and 3,000,000 issued and outstanding at October 31, 1996
     and July 31, 1996, respectively                                        --              3,000

   Contributed surplus                                               5,632,618          5,632,618
Deficit                                                             (6,159,800)        (5,094,928)
-------------------------------------------------------------------------------------------------
Total capital stock and shareholders' deficiency                      (497,357)           567,515
-------------------------------------------------------------------------------------------------
                                                                     1,145,856          2,624,071
=================================================================================================

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   AND DEFICIT
                                [in U.S. dollars]
--------------------------------------------------------------------------------

Three months ended October 31                   Unaudited - See Notice to Reader


                                                                          1996               1995
                                                                            $                  $
-------------------------------------------------------------------------------------------------
EXPENSES
Accounting and legal                                                   107,130              9,695
Consulting fees                                                          5,000             66,613
Depreciation                                                            20,061                954
Equipment rental                                                         2,580                 --
Insurance                                                                4,673              1,624
Interest and bank charges                                                2,022                998
Marketing expenses                                                     362,495                 --
Office and miscellaneous                                                10,981              6,990
Rent                                                                    39,516             69,547
Research and development                                                16,522             27,158
Telephone                                                               12,104             26,828
Travel and promotion                                                   131,049            191,722
Wages and benefits                                                     350,739             58,655
-------------------------------------------------------------------------------------------------
Loss for period                                                      1,064,872            460,784

Deficit, beginning of period                                         5,094,928          2,226,168
-------------------------------------------------------------------------------------------------
Deficit, end of period                                               6,159,800          2,686,952
=================================================================================================

Loss per share                                                           (0.02)             (0.01)
=================================================================================================

Weighted average number of common shares and
   share equivalents                                                44,008,334         41,875,000
=================================================================================================

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                [in U.S. dollars]
--------------------------------------------------------------------------------

Three months ended October 31                   Unaudited - See Notice to Reader


                                                                          1996               1995
                                                                            $                  $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                 (1,064,872)          (460,784)
Add depreciation which does not involve cash                            20,061                954
-------------------------------------------------------------------------------------------------
                                                                    (1,044,811)          (459,830)
Changes in components of working capital
   providing (utilizing) cash
   Prepaid expenses and other receivables                             (149,314)              (226)
   Accounts payable                                                     48,285             46,461
   Employee related liabilities                                       (296,437)           (12,564)
-------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (1,442,277)          (426,159)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
Fixed asset additions                                                 (315,369)                --
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Loan receivable                                                             --           (250,001)
Note payable                                                                --            300,000
Subscription receivable                                                     --              8,000
Advances from related parties                                               --            445,979
Repayments to related parties                                         (165,191)                --
-------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                       (165,191)           503,978
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                         (1,922,837)            77,819
Cash, beginning of period                                            2,341,449              8,044
-------------------------------------------------------------------------------------------------
Cash, end of period                                                    418,612             85,863
=================================================================================================

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                [in U.S. dollars]
--------------------------------------------------------------------------------

October 31, 1996                                Unaudited - See Notice to Reader


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

                                                                               4
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                [in U.S. dollars]
--------------------------------------------------------------------------------

October 31, 1996                                Unaudited - See Notice to Reader


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

2. THE TRANSACTIONS

During the year ended July 31, 1996, the Company completed the following
Transactions:

[a] Rotello sold the exclusive worldwide rights [excluding Canada] to market, sell and manufacture the Technology to the Founders for debt consideration plus an annual royalty of 3.5% of the net worldwide sales of products manufactured under the agreement.

--------------------------------------------------------------------------------
                                                                               5

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                [in U.S. dollars]
--------------------------------------------------------------------------------

October 31, 1996                                Unaudited - See Notice to Reader


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

--------------------------------------------------------------------------------
                                                                               6

--------------------------------------------------------------------------------
Ecology Pure Air International, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                [in U.S. dollars]
--------------------------------------------------------------------------------

October 31, 1996                                Unaudited - See Notice to Reader


3. CAPITAL STOCK

[a] On September 3, 1996, the remaining 3,000,000 Series A convertible preferred voting shares were converted into 30,000,000 common shares.

[b] On August 16, 1996, the Company contracted for investment banking services for an 18-month period commencing August 16, 1996. As consideration for services to be provided, the Company has granted warrants to purchase a total of 1,500,000 common shares at $6.00 per share. These warrants shall vest as follows:

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

4. SUBSEQUENT EVENT

[a] In December 1996, the consultants [as described in [note 2[c]]] surrendered 2,000,000 Warrants in exchange for share registration rights.

[b] On November 27, 1996, the holders of the $325,000 6% convertible promissory note payable, convertible at $2.75 per share, agreed to convert the note at a 10% premium into 130,000 common shares of the Company.

--------------------------------------------------------------------------------
                                                                               7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Ecology Pure Air International, Inc. (the "Company") was incorporated as "Owl Investment Corp." on December 8, 1988 under the laws of the State of Delaware. The Company changed its name to Mark Four Resources, Inc. on September 14, 1989. The Company was formed for the purpose of implementing an initial public distribution of its stock, which occurred on April 18, 1989, and acquiring operating businesses thereafter. From its inception in 1988 through November, 1995, with the exception of a short-term venture that was discontinued in 1993, the Company engaged in no active business operations other than to attempt to identify business acquisitions that would capitalize on its status as a public company. Through a series of transactions in November 1995, the Company secured the worldwide manufacturing and marketing rights (exclusive of Canada) to the technologies and products relating to the Combustion Efficiency Management Catalyst (the "C.E.M. Catalyst") - a pre-combustion device intended for the purpose of reducing the emission of pollutants in automobiles, motorcycles, lawn mowers and other vehicles and machinery. The Company also entered into a Plan of Arrangement to acquire the company that has the Canadian marketing rights to the C.E.M. Catalyst. These transactions and the Plan of Arrangement, although it remains subject to completion, shall hereafter be referred to as the "Acquisition Transactions."

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

         Results of Operations

         For the quarter ended October 31, 1996, management of the Company continued to focus its efforts substantially toward organizational and management issues associated with, among other things: the ongoing development and marketing of the C.E.M. Catalyst and related technologies; preparation for the appeal of the British Columbia Supreme Court ruling on the fairness of the transaction scheduled to be heard in early 1997; and developing and implementing a coordinated plan for financing the Company's initial and continued anticipated development activities.

         For the quarter ended October 31, 1996, the Company incurred a net loss of $1,064,872. This compares to a net loss of $460,784 for the equivalent prior year quarter, restated to reflect the transactions that occurred on November 17, 1995 that have been accounted for as a pooling of interests.

         The Company's loss during the quarter is comprised entirely of operating and other expenses incurred in connection with product development and marketing activities, as well as related administrative overhead. The Company however, remains in the development stage, and during the quarter, notwithstanding such marketing activities, no revenues were realized by the Company during the quarter. Based upon its anticipated sales and marketing plans, management does not expect material revenues will be realized by the Company within the near term. Accordingly, it is likely that the Company's operating losses will continue, and that these losses may increase as the Company's manufacturing, marketing and sales efforts increase.

         Liquidity and Capital Resources

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

         The Company remains, however, in the development stage, and has continued to incur operating losses through the quarter ended October 31, 1996. As of October 31, 1996, the Company had a net worth of $1,145,856 which was primarily due to the infusion of capital of net proceeds of $4,900,000 from a private placement which was completed on March 26, 1996.

         The Company's liquidity, however, draws solely from the Company's cash and other liquid instruments which as of October 31, 1996 was limited to $418,612.

         In the absence of revenues, operating expenses will for the foreseeable future remain a significant draw upon the Company's liquidity and capital resources. For the quarter ended October 31, 1996, operating expenses were principally consumed by variable expenses, such as professional fees, business development, utility costs and travel and promotion. Rental expenses are expected to remain between $15,000 and $20,000 per month for the short term. The Company's only long-term commitments requiring the use of significant capital resources involves the employment of its executive officers. The Company has entered into long-term employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer. Each of these contracts requires the payment of approximately $350,000 per annum through December 1, 2000. In addition, the Company has entered into a long-term employment agreement with its Chief Financial Officer requiring the payment of approximately $250,000 per annum until December 1, 2000 and certain consulting agreements which require varying amounts of payment based upon the degree of services performed by the consultant.

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

         The Company made significant progress in its efforts to enhance its liquidity and capital resources when on March 26, 1996 it completed a private placement transaction involving the sale of 6,600,000 shares of its common stock for total gross proceeds of approximately $5.5 million (net proceeds of $4.9 million). The Company is currently attempting to secure financing through the private placement of additional securities to certain select accredited and sophisticated investors. To date, the Company has received no firm commitment for the purchase of any such securities, accordingly, there can be no assurance that such a placement can be undertaken in the near term, if at all. The placement of additional securities, however, was anticipated to occur during the fourth quarter of calendar year 1996. Management attributes delays in the placement to the delays encountered in attempting to have the Company's common stock listed for trading on the OTC Bulletin Board. A longer-term inability to secure adequate sources of capital will likely subject the Company to the risk that it will be unable to continue its operations as a going concern. Based upon its present level of operating expenses, the Company's present liquid resources will only permit continued operations as a going concern for the near term without the infusion of significant additional proceeds from a financing transaction.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of security Holders

         None.

Item 5.  Other Events

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                           ECOLOGY PURE AIR INTERNATIONAL, INC.


Date: December 30, 1996                    By: /s/  Teodosio Pangia
                                               -----------------------------
                                               Chief Executive Officer


                                           By: /s/ Paul Mazza
                                               -----------------------------
                                               Principal Accounting Officer