Form 10QSB
period 1997-01-31
ECOLOGY PURE AIR INTERNATIONAL INC
filed 1997-04-18
CIK 847389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20540

                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended January 31, 1997 or


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To ____________

                      ECOLOGY PURE AIR INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                  33-27625                    76-0265439
-----------------------      --------------------         -------------------
(State of Incorporation)     (Commission File No.)          (IRS Employer
                                                           identification No.)

                        45 Rockefeller Plaza, Suite 2000
                            New York, New York 10111
                            -------------------------

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

                 (1)       Yes     __X__         No      _____

                 (2)       Yes     __X__         No      _____


     As of April 10, 1997 there were 44,366,896 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:

                           Yes     ____          No      __X__

              ECOLOGY PURE AIR INTERNATIONAL, INC.

                              INDEX
                              -----

PART I    FINANCIAL INFORMATION                                          PAGE
          ---------------------                                          ----

          Item 1.    Interim Consolidated Balance Sheet
                     at January 31, 1997 (Unaudited)
                     and July 31, 1996                                     1

                     Interim Consolidated Statement of Operations
                     and Deficit for the six months ended
                     January 31, 1997 and 1996 (Unaudited)                 2

                     Interim Consolidated Statement of
                     Cash Flows for the six months ended
                     January 31, 1997 and 1996 (Unaudited)                 3

                     Notes to Interim Consolidated
                     Financial Statements                                  4

          Item 2.    Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                             9

PART II   OTHER INFORMATION
          -----------------

          Item 1.    Legal Proceedings                                    13

          Item 2.    Changes in Securities                                13

          Item 3.    Defaults Upon Senior Securities                      13

          Item 4.    Submission of Matters to a Vote
                     of Security Holders                                  13

          Item 5.    Other Events                                         13

          Item 6.    Exhibits and Reports on Form 8-K                     13

                                    INTERIM CONSOLIDATED
                                    FINANCIAL STATEMENTS
                                    [in U.S. dollars]

                                    ECOLOGY PURE AIR
                                    INTERNATIONAL, INC.
                                    Unaudited


                                    January 31, 1997

Ecology Pure Air International, Inc.
Incorporated under the laws of the state of Delaware


                       INTERIM CONSOLIDATED BALANCE SHEET


As at January 31                                                                       Unaudited


                                                                                         July 31,
                                                                          1997             1996
                                                                            $                $
-------------------------------------------------------------------------------------------------
                                                                             [in U.S. dollars]
ASSETS
Current
Cash and cash equivalents                                               46,998          2,341,449
Prepaid expenses and other receivables                                 168,322             89,830
Inventory                                                               42,924                 --
-------------------------------------------------------------------------------------------------
Total current assets                                                   258,244          2,431,279
-------------------------------------------------------------------------------------------------
Deferred charges                                                       100,000            100,000
Fixed assets                                                           407,940             92,792
-------------------------------------------------------------------------------------------------
                                                                       766,184          2,624,071
=================================================================================================

LIABILITIES, CAPITAL STOCK AND SHAREHOLDERS'
  DEFICIENCY
Current
Accounts payable                                                       999,451            378,888
Employee related liabilities                                                --            316,410
Convertible debenture [note 3]                                         100,000                 --
Due to related parties                                                 975,513          1,361,258
-------------------------------------------------------------------------------------------------
Total current liabilities                                            2,074,964          2,056,556
-------------------------------------------------------------------------------------------------

Capital stock and shareholders' deficiency
Capital stock [note 4]
  Common shares, $.001 par value, 100,000,000 shares
    authorized; 44,741,667 issued and outstanding                       29,955             26,825
  Preferred shares, Series A convertible preferred
    voting shares, $.001 par value, 5,000,000 shares
    authorized; nil issued and outstanding                                  --              3,000
  Contributed surplus                                                5,957,488          5,632,618
Deficit                                                             (7,296,223)        (5,094,928)
-------------------------------------------------------------------------------------------------
Total capital stock and shareholders' deficiency                    (1,308,780)           567,515
-------------------------------------------------------------------------------------------------
                                                                       766,184          2,624,071
=================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.


                        INTERIM CONSOLIDATED STATEMENT OF
                             OPERATIONS AND DEFICIT

Period ended January 31, 1997                                                           Unaudited


                                                                      3 months           6 months
                                                                          $                  $
-------------------------------------------------------------------------------------------------
                                                                             [in U.S. dollars]
EXPENSES
Accounting and legal                                                   116,120            223,250
Consulting fees                                                          3,550              8,550
Depreciation                                                            35,189             55,250
Equipment rental                                                         2,832              5,412
Insurance                                                                1,764              6,437
Interest and bank charges                                                4,755              6,777
Marketing expenses                                                     423,552            786,047
Office and miscellaneous                                                12,868             23,849
Rent                                                                    53,894             93,410
Research and development                                                31,256             47,778
Telephone                                                               17,349             29,453
Travel and promotion                                                    96,117            227,166
Wages and benefits                                                     337,177            687,916
-------------------------------------------------------------------------------------------------
Loss for period                                                      1,136,423          2,201,295

Deficit, beginning of period                                         6,159,800          5,094,928
-------------------------------------------------------------------------------------------------
Deficit, end of period                                               7,296,223          7,296,223
=================================================================================================

Loss per share                                                           (0.03)             (0.05)
=================================================================================================

Weighted average number of common shares and
 share equivalents                                                  44,580,001         44,580,001
=================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.


                        INTERIM CONSOLIDATED STATEMENT OF
                             OPERATIONS AND DEFICIT


Period ended January 31, 1996                                                           Unaudited


                                                                      3 months           6 months
                                                                          $                  $
-------------------------------------------------------------------------------------------------
                                                                             [in U.S. dollars]
EXPENSES
Accounting and legal                                                   104,711            114,406
Business development                                                    16,023             16,023
Consulting fees                                                         12,600             79,213
Depreciation                                                             1,843              2,797
Insurance                                                                7,176              8,800
Interest and bank charges                                                4,341              5,347
Office and miscellaneous                                                20,895             27,872
Rent                                                                    51,091            120,638
Research and development                                                    --             27,158
Telephone                                                                6,280             33,108
Travel and promotion                                                   110,093            301,815
Wages and benefits                                                       4,961             63,621
-------------------------------------------------------------------------------------------------
Loss for period                                                        340,014            800,798

Deficit, beginning of period                                         2,686,952          2,226,168
-------------------------------------------------------------------------------------------------
Deficit, end of period                                               3,026,966          3,026,966
=================================================================================================

Loss per share                                                           (0.01)             (0.02)
=================================================================================================

Weighted average number of common shares and
 share equivalents                                                  42,041,666         42,041,666
=================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.



                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS


Six months ended January 31                                                             Unaudited



                                                                          1997               1996
                                                                            $                  $
-------------------------------------------------------------------------------------------------
                                                                             [in U.S. dollars]
OPERATING ACTIVITIES
Loss for the period                                                 (2,201,295)          (800,798)
Add depreciation which does not involve cash                            55,250             29,955
Changes in components of working capital
  Prepaid expenses and other receivables                               (78,492)                --
  Inventory                                                            (42,924)                --
  Accounts payable                                                     620,563            169,788
  Employee related liabilities                                        (316,410)                --
-------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (1,963,308)          (601,055)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
Fixed asset additions                                                 (370,398)           (12,286)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Note payable                                                                --            700,000
Subscription receivable                                                     --              8,000
Advances from related parties                                          (60,745)                --
Issue of convertible debenture                                         100,000                 --
Payment of deferred financing fee                                           --           (100,000)
-------------------------------------------------------------------------------------------------
Cash provided by financing activities                                   39,255            608,000
-------------------------------------------------------------------------------------------------

Decrease in cash                                                    (2,294,451)            (5,341)
Cash, beginning of period                                            2,341,449              8,044
-------------------------------------------------------------------------------------------------
Cash, end of period                                                     46,998              2,703
=================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                [in U.S. dollars]


January 31, 1997                                                      Unaudited




1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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


January 31, 1997                                                      Unaudited


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


January 31, 1997                                                      Unaudited


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

[d] EPA received $824,990 of advances under 6% convertible promissory notes payable to Main Square Ltd. Notes payable totaling $500,000 were converted into 666,667 common shares of EPA, representing a non-cash financing activity. The balance of the advances due to Main Square Ltd. were convertible into common shares at $2.75 per share [see note 4].

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


January 31, 1997                                                      Unaudited


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

3. CONVERTIBLE DEBENTURE

The Company issued a $100,000 10% convertible debenture maturing June 30, 1997. The debenture, or any part, is convertible into common shares of the Company at a conversion price of $2.75 per share.

4. CAPITAL STOCK

[a] On September 3, 1996, the remaining 3,000,000 Series A convertible preferred voting shares were converted into 30,000,000 common shares.

[b] On November 27, 1996, the holders of the $325,000 6% convertible promissory note payable, convertible at $2.75 per share, agreed to convert the note at a 10% premium into 130,000 common shares of the Company.

[c] In December 1996, the consultants [as described in [note 2[c]]] surrendered 2,000,000 Warrants in exchange for share registration rights.

Ecology Pure Air International, Inc.


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                [in U.S. dollars]


January 31, 1997                                                      Unaudited


5. SUBSEQUENT EVENT

On March 4, 1997, the Company amended the August 16, 1996 agreement for investment banking services. Under the amended agreement, the Company has granted warrants to purchase a total of 1,500,000 common shares at $3.00 per share, as consideration for the services. The warrants shall vest as follows:

[i]   500,000 upon signing of the agreement

[ii]  500,000 30 days from the date of the agreement

[iii] 500,000 on August 19, 1997

The agreement requires the investment banking services to be performed on the Company's behalf for a period of 18 months. Either party may terminate the agreement with 30 days notice, however, any legally vested warrants will remain with the investment banker.

The warrants and/or underlying shares may be sold at any time after two years and for a total period of seven years following March 4, 1997 or upon filing of a registration statement for the underlying shares.

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

     Results of Operations

     For the quarter ended January 31, 1997, management of the Company continued to focus its efforts substantially toward organizational and management issues associated with, among other things: the ongoing development and marketing of the C.E.M. Catalyst and related technologies; preparation for the appeal of the British Columbia Supreme
Court ruling on the fairness of the transaction scheduled to be heard in early 1997; and developing and implementing a coordinated plan for financing the Company's initial and continued anticipated development activities.

     For the quarter ended January 31, 1997, the Company incurred a net loss of $1,236,423. This compares to a net loss of $340,014 for the equivalent prior year quarter, restated to reflect the transactions that occurred on November 17, 1995 that have been accounted for as a pooling of interests.

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

     The Company remains, however, in the development stage, and has continued to incur operating losses through the quarter ended January 31, 1997. As of January 31, 1997, the Company had a net worth of $766,184 which was primarily due to the infusion of capital of net proceeds of $4,900,000 from a private placement which was completed on March 26, 1996 and proceeds from the issuance of convertible debentures during 1996. The Company's liquidity, however, draws solely from the Company's cash and other liquid instruments which as of January 31, 1997 was limited to $46,998.

     In the absence of revenues, operating expenses will for the foreseeable future remain a significant draw upon the Company's liquidity and capital resources. For the quarter ended January 31, 1997, operating expenses were principally consumed by variable expenses, such as professional fees, business development, utility costs and travel and promotion. Rental expenses are expected to remain between $15,000 and $20,000 per month for the short term. The Company's only long-term commitments requiring the use of significant capital resources involves the employment of its executive officers, which commitments were significantly reduced pursuant to amended employment agreements. Previously, the Company had been incurring expenses of approximately $238,000 per quarter for the employment of its three executive officers. These expenses have been reduced to $63,000 per quarter pursuant to these amended arrangements. The amended employment agreements were entered into in an effort to reduce the Company's capital expenditures until such time as the Company is able to generate revenues.

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

     The Company is currently attempting to secure financing through the private placement of additional securities to certain select accredited and sophisticated investors. To date, the Company has received no firm commitment for the purchase of any such securities, accordingly, there can be no assurance that such a placement can be undertaken in the near term, if at all. The placement of additional securities, however, was anticipated to occur during the first quarter of calendar year 1997. Management attributes delays in the placement to the delays encountered in attempting to have the Company's common stock listed for trading on the OTC Bulletin Board. A longer-term inability to secure adequate sources of capital will likely subject the Company to the risk that it will be unable to continue its operations as a going concern. Based upon its present level of operating expenses, the Company's present liquid resources will only permit continued operations as a going concern for the near term without the infusion of significant additional proceeds from a financing transaction.

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

                           27. Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                      ECOLOGY PURE AIR INTERNATIONAL, INC.


Date: April 16, 1997                  By: /s/ Teodosio Pangia
                                          --------------------------------
                                          Chief Executive Officer


                                      By: /s/ Paul Douglas Mazza
                                          --------------------------------
                                          Principal Accounting Officer