Form 10QSB
period 1997-04-30
ECOLOGY PURE AIR INTERNATIONAL INC
filed 1997-07-16
CIK 847389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20540

                                   FORM 10-QSB

[  X  ]         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended April 30, 1997 or

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

                        45 Rockefeller Plaza, Suite 2000
                            New York, New York 10111
                            ------------------------

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

                (1)       Yes       X              No      _____
                                  -------
                (2)       Yes       X              No      _____
                                              -------

     As of July 7, 1997 there were 44,496,896 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:

                    Yes     ____             No      __X__

                      ECOLOGY PURE AIR INTERNATIONAL, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                         PAGE

           Item 1.    Interim Consolidated Balance Sheet
                      at April 30, 1997 (Unaudited)
                      and July 31, 1996                                   1

                      Interim Consolidated Statement of Operations
                      and Deficit for the nine months ended
                      April 30, 1997 and 1996 (Unaudited)                 2

                      Interim Consolidated Statement of
                      Cash Flows for the nine months ended
                      April 30, 1997 and 1996 (Unaudited)                 3

                      Notes to Interim Consolidated
                      Financial Statements                                5

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           10

PART II   OTHER INFORMATION

          Item 1.     Legal Proceedings                                   14

          Item 2.     Changes in Securities                               14

          Item 3.     Defaults Upon Senior Securities                     14

          Item 4.     Submission of Matters to a Vote
                      of Security Holders                                 14

          Item 5.     Other Events                                        14

          Item 6.     Exhibits and Reports on Form 8-K                    14

                                    INTERIM CONSOLIDATED
                                    FINANCIAL STATEMENTS
                                    [in U.S. dollars]

                                    ECOLOGY PURE AIR
                                    INTERNATIONAL, INC.
                                    Unaudited


                                    April 30, 1997

Ecology Pure Air International, Inc.
Incorporated under the laws of the state of Delaware


                       INTERIM CONSOLIDATED BALANCE SHEET


As at April 30                                                                Unaudited




                                                                               July 31,
                                                              1997               1996
                                                                $                  $
----------------------------------------------------------------------------------------
                                                                 [in U.S. dollars]
ASSETS
Current
Cash and cash equivalents                                     17,711          2,341,449
Prepaid expenses and other receivables                        86,596             89,830
Inventory                                                     74,654                 --
----------------------------------------------------------------------------------------
Total current assets                                         178,961          2,431,279
----------------------------------------------------------------------------------------
Deferred charges                                             100,000            100,000
Fixed assets                                                 376,180             92,792
----------------------------------------------------------------------------------------
                                                             655,141          2,624,071
========================================================================================

LIABILITIES, CAPITAL STOCK AND SHAREHOLDERS'
   DEFICIENCY
Current
Accounts payable                                           1,345,667            378,888
Employee related liabilities                                      --            316,410
Convertible debenture [note 3]                               100,000                 --
Due to related parties                                     1,101,869          1,361,258
----------------------------------------------------------------------------------------
Total current liabilities                                  2,547,536          2,056,556
----------------------------------------------------------------------------------------

Capital stock and shareholders' deficiency
Capital stock [note 4]
   Common shares, $.001 par value, 100,000,000
     shares authorized; 44,871,896
     issued and outstanding                                   29,955             26,825
   Preferred shares, Series A convertible
     preferred voting shares, $.001 par value,
     5,000,000 shares authorized; nil
     issued and outstanding                                       --              3,000
   Contributed surplus                                     5,957,488          5,632,618
Deficit                                                   (7,879,838)        (5,094,928)
----------------------------------------------------------------------------------------
Total capital stock and shareholders' deficiency          (1,892,395)           567,515
----------------------------------------------------------------------------------------
                                                             655,141          2,624,071
========================================================================================

See accompanying notes

Ecology Pure Air International, Inc.


                        INTERIM CONSOLIDATED STATEMENT OF
                             OPERATIONS AND DEFICIT


Period ended April 30, 1997                                                   Unaudited




                                                            3 months           9 months
                                                                $                  $
----------------------------------------------------------------------------------------
                                                                 [in U.S. dollars]
EXPENSES
Accounting and legal                                          11,420            234,670
Consulting fees                                                   --              8,550
Depreciation                                                  33,025             88,275
Equipment rental                                                 613              6,025
Insurance                                                         --              6,437
Interest and bank charges                                      5,371             12,148
Marketing expenses                                           237,008          1,023,055
Office and miscellaneous                                       7,185             31,034
Rent                                                          73,216            166,626
Research and development                                      22,467             70,245
Telephone                                                     11,290             40,743
Travel and promotion                                          57,769            284,935
Wages and benefits                                           124,251            812,167
----------------------------------------------------------------------------------------
Loss for period                                              583,615          2,784,910

Deficit, beginning of period                               7,296,223          5,094,928
----------------------------------------------------------------------------------------
Deficit, end of period                                     7,879,838          7,879,838
========================================================================================

Loss per share                                                 (0.01)             (0.06)
========================================================================================

Weighted average number of common shares and
   share equivalents                                      44,796,063         44,796,063
========================================================================================

See accompanying notes

Ecology Pure Air International, Inc.


                        INTERIM CONSOLIDATED STATEMENT OF
                             OPERATIONS AND DEFICIT


Period ended April 30, 1996                                                             Unaudited




                                                                      3 months           9 months
                                                                          $                  $
--------------------------------------------------------------------------------------------------
                                                                          [in U.S. dollars]
EXPENSES
Accounting and legal                                                    86,051            200,457
Consulting fees                                                         51,650            130,863
Depreciation                                                               315              3,112
Insurance                                                                7,121             15,921
Interest and bank charges                                                2,222              7,569
Office and miscellaneous                                                34,786             61,049
Rent                                                                    39,629            160,267
Research and development                                               146,817            173,975
Telephone                                                               18,961             52,069
Travel and promotion                                                   117,441            436,889
Wages and benefits                                                     379,762            443,383
--------------------------------------------------------------------------------------------------
Loss for period                                                        884,755          1,685,554

Deficit, beginning of period                                         2,702,524          1,901,725
--------------------------------------------------------------------------------------------------
Deficit, end of period                                               3,587,279          3,587,279
==================================================================================================

Loss per share                                                           (0.02)             (0.04)
==================================================================================================

Weighted average number of common shares and
   share equivalents                                                42,575,000         42,575,000
==================================================================================================

See accompanying notes

Ecology Pure Air International, Inc.



                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS


Nine months ended April 30                                                       Unaudited




                                                                 1997               1996
                                                                  $                   $
-----------------------------------------------------------------------------------------
                                                                    [in U.S. dollars]
OPERATING ACTIVITIES
Loss for the period                                        (2,784,910)        (1,685,554)
Add depreciation which does not involve cash                   88,275              3,112
Changes in components of working capital                      578,949            281,703
-----------------------------------------------------------------------------------------
Cash used in operating activities                          (2,117,686)        (1,400,739)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITY
Fixed asset additions                                        (371,663)           (14,385)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Note payable                                                       --            824,990
Subscription receivable                                            --              8,000
Increase in contributed surplus due to share conversion       324,870                 --
Advances from related parties                                (259,389)          (488,351)
Issue of convertible debenture                                100,000                 --
Issue of common shares                                            130          4,900,000
Increase in bank loan                                              --            500,000
Payment of deferred financing fee                                  --           (100,000)
-----------------------------------------------------------------------------------------
Cash provided by  financing activities                        165,611          5,644,639
-----------------------------------------------------------------------------------------

Increase (decrease) in cash                                (2,323,738)         4,229,515
Cash, beginning of period                                   2,341,449              8,044
-----------------------------------------------------------------------------------------
Cash, end of period                                            17,711          4,237,559
=========================================================================================

See accompanying notes

Ecology Pure Air International, Inc.

                         NOTES TO INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                               [in U.S. dollars]

April 30, 1997                                                        Unaudited


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

April 30, 1997                                                        Unaudited



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

Ecology Pure Air International, Inc.

                         NOTES TO INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                               [in U.S. dollars]

April 30, 1997                                                        Unaudited



It is the intention of EPA to continue the development of the C.E.M. catalyst and other technologies. No revenues have been earned to date from technologies under development. It will be necessary for EPA to obtain additional financing in the coming year, in order to fund the continuing development of its technologies. EPA's ability to realize the carrying value of its assets and discharge its liabilities is dependent on successfully bringing its new technologies to the market and achieving future profitable operations, the outcome of which cannot be predicted at this time. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

April 30, 1997                                                        Unaudited



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

On June 13, 1997, this minority shareholder filed a Notice of Abandonment of the Appeal, thereby allowing management to proceed with the finalization of the transaction. Management is currently undertaking the steps necessary to complete the transaction.

3. CONVERTIBLE DEBENTURE

The Company issued a $100,000 10% convertible debenture maturing June 30,1997. The debenture, or any part, is convertible into common shares of the Company at a conversion price of $2.75 per share.

4. CAPITAL STOCK

[a] On September 3, 1996, the remaining 3,000,000 Series A convertible preferred voting shares were converted into 30,000,000 common shares.

[b] On November 27, 1996, the holders of the $325,000 6% convertible promissory note payable, convertible at $2.75 per share, agreed to convert the note at a 10% premium into 130,000 common shares of the Company.

[c] In December 1996, the consultants [as described in [note 2[c]] surrendered 2,000,000 Warrants in exchange for share registration rights.

Ecology Pure Air International, Inc.

                         NOTES TO INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                               [in U.S. dollars]

April 30, 1997                                                        Unaudited



5. WARRANTS

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

Description of the Acquisition Transactions

     Prior to November 1995, the manufacturing and marketing rights to the C.E.M. Catalyst technologies and products were segregated and owned by three different companies. The purpose of the Acquisition Transactions that occurred in November 1995 was to consolidate these various rights into one holding company.

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

     Completion of the transactions contemplated within the Plan of Arrangement was subject to: (i) approval of the shareholders of Enterprises (which was secured on February 23, 1996); and (ii) approval of the British Columbia Supreme Court as to the fairness of the entire transaction (which was secured on July 24, 1996). Subsequently, an appeal was filed by one minority shareholder of Enterprises (the record owner of 1,000 of approximately 9.3 million shares outstanding). On June 13, 1997, the minority shareholder filed a Notice of Abandonment of the Appeal, thereby allowing management to proceed with the finalization of the Plan of Arrangement. Management is currently undertaking the steps necessary to complete the transactions contemplated by the Plan of Arrangement.

     Results of Operations

     For the quarter ended April 30, 1997, management of the Company continued to focus its efforts substantially toward organizational and management issues associated with, among other things: the ongoing development and marketing of the C.E.M. Catalyst and related technologies; preparation for the appeal of the British Columbia Supreme Court ruling on the fairness of the transaction scheduled to be heard in early 1997; and developing and implementing a coordinated plan for financing the Company's initial and continued anticipated development activities.

     For the quarter ended April 30, 1997, the Company incurred a net loss of $583,615. This compares to a net loss of $884,755 for the equivalent prior year quarter, restated to reflect the transactions that occurred on November 17, 1995 that have been accounted for as a pooling of interests.

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

     Liquidity and Capital Resources

     The Company's plan of operation for the next twelve months and thereafter, assuming it remains as a going concern, is to: (i) conduct sufficient additional testing necessary to evidence validation of the properties of the C.E.M. Catalyst to certain regulatory agencies and for certain strategic potential customers; (ii) identify and establish customer relationships within the retrofit market on a global basis; in particular, (a) develop distribution and servicing arrangements within North American chains of automobile parts and service retailers and (b) develop strategic alliances in foreign markets, particularly Southeast Asia, with companies and/or governmental entities relating to the sale of the C.E.M. Catalyst on a wholesale basis; (iii) identify and establish customer relationships with manufacturers of internal combustion engine powered vehicles and/or machinery, including automobiles, motorcycles, lawn mowers and tractors, among others; (iv) develop consumer awareness by promoting the favorable environmental effects resulting from use of the C.E.M. Catalyst; (v) through lobbying and consumer awareness programs, encourage the adoption of policies by domestic and foreign governmental units which would require or provide incentives for the use of emission controlling devices; and
(vi) explore the adaptation of the C.E.M. Catalyst technology to other uses, particularly in the fuel refining process.

     The Company remains, however, in the development stage, and has continued to incur operating losses through the quarter ended April 30, 1997. As of April 30, 1997, the Company had a net deficit of approximately $1.9 million. Proceeds from the infusion of net proceeds of

$4,900,000 from a private placement which was completed on March 26, 1996 and proceeds from the issuance of convertible debentures during 1996 have been depleted through operations.

     In the absence of revenues, operating expenses will for the foreseeable future remain a significant draw upon the Company's liquidity and capital resources. For the quarter ended April 30, 1997, operating expenses were principally consumed by variable expenses, such as professional fees, business development, utility costs and travel and promotion. Rental expenses are expected to remain between $15,000 and $20,000 per month for the short term. The Company's only long-term commitments requiring the use of significant capital resources involves the employment of its executive officers, which commitments were significantly reduced pursuant to amended employment agreements. Previously, the Company had been incurring expenses of approximately $238,000 per quarter for the employment of its three executive officers. These expenses have been reduced to $63,000 per quarter pursuant to these amended arrangements. The amended employment agreements were entered into in an effort to reduce the Company's operating expenditures until such time as the Company is able to generate revenues.

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

     The Company is currently attempting to secure financing through the private placement of additional securities to certain select accredited and sophisticated investors. To date, the Company has received no firm commitment for the purchase of any such securities, accordingly, there can be no assurance that such a placement can be undertaken in the near term, if at all. The placement of additional securities, however, was anticipated to occur during the first quarter of calendar year 1997. Management attributes delays in the placement to the delays encountered in attempting to have the Company's common stock listed for trading on the OTC Bulletin Board. A continued inability to secure additional sources of capital for more than the short-term will likely subject the Company to the risk that it will be unable to continue its operations as a going concern.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Events

         On June 16, 1997, the Board of Directors of the Company accepted the resignation of Teodosio Pangia. Mr. Pangia resigned as Chairman and Chief Executive Officer of the Company and E.P.A. Enterprises Inc. Mr. Pangia will remain solely as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                       ECOLOGY PURE AIR INTERNATIONAL, INC.


Date: July  14, 1997                   By: /s/ Gianni D'Alessandro
                                           ----------------------------
                                           Gianni D'Alessandro
                                           President


                                       By: /s/ Paul Mazza
                                           ----------------------------
                                           Paul Mazza
                                           Principal Accounting
                                           Officer